Form 10QSB
period 2001-06-30
UGOMEDIA INTERACTIVE CORP
filed 2001-08-14
CIK 1138188

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-16571

                UgoMedia Interactive Corporation
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0470239
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

3200 Polaris Ave. Suite 28, Las               89102
           Vegas, NV                        (Zip Code)
(Address of principal executive
           offices)

                         (702) 876-3004
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,918,000



PAGE-1


                 UGOMEDIA INTERACTIVE CORPORATION
                   (A Development Stage Company)


                         Table of Contents
                                                                     Page
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Independent Accountant's Review Report                            4

      Balance Sheet as of June 30, 2001                                 5

      Statement of Operations and Accumulated Deficit for the Period    6
      April 1, 2001 to June 30, 2001

      Statement of Cash Flows for the Period April 1, 2000 to June      7
      30, 2001

      Notes to Financial Statements                                     8

   Item 2. Management's Discussion and Plan of Operation               15

PART II - OTHER INFORMATION

   Item 6. Exhibits

SIGNATURES




PAGE-2



                 UGOMEDIA INTERACTIVE CORPORATION

                   REVIEWED FINANCIAL STATEMENTS

                           JUNE 30, 2001

                            (UNAUDITED)




PAGE-3




                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT                     1


FINANCIAL STATEMENTS:

  Balance Sheet                                            2


  Statement of Operations and Accumulated Deficit          3


  Statement of Cash Flows                                  4


NOTES TO FINANCIAL STATEMENTS                            5-7



PAGE-4



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
UgoMedia Interactive Corporation

We have reviewed the accompanying balance sheet of UgoMedia Interactive Corporation as of June 30, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the period from April 1, 2001 to June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of UgoMedia Interactive Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 9 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              /s/ Chavez & Koch, CPA's, Ltd.
                              Chavez & Koch, CPA's, Ltd.
August 14, 2001
Henderson, Nevada


PAGE-5-F1


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 UGOMEDIA INTERACTIVE CORPORATION
                      BALANCE SHEET - ASSETS
                        AS OF JUNE 30, 2001
                            (UNAUDITED)


                                        06/30/2001
                                        ----------
CURRENT ASSETS:
Cash                                    $  28,004
Accounts receivable                        53,972
Prepaid expenses                           40,922
Total Current Assets                      122,897
                                          -------
PROPERTY AND EQUIPMENT:
Office equipment                           38,176
Office furniture                            4,579
Less - accumulated depreciation           (4,068)
Total property and equipment, net          38,687
                                          -------
TOTAL ASSETS                            $ 161,584
                                          =======




 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Balance Sheet.


PAGE-6-F2


                 UGOMEDIA INTERACTIVE CORPORATION
       BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY
                        AS OF JUNE 30, 2001
                            (UNAUDITED)


                                        06/30/2001
                                        ----------
CURRENT LIABILITIES:
Deferred Revenue                            4,000
Notes payable                              29,000
Interest payable                            1,557
Payroll payable                            15,071
Lease payable - short term portion          3,582
Total current liabilities                  53,210
                                          -------
LONG-TERM LIABILITIES:
Notes payable - capital leases              7,861
Total long-term liabilities                 7,861
                                          -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;        4,918
   4,918,000 issued and outstanding as
of
   June 30, 2001; Par value $.001
Preferred stock; 5,000,000 authorized;          -
   None issued and outstanding; Par
value $.001
Additional paid in capital                172,182
Donated capital                            26,486
Retained earnings (Accumulated Deficit)  (103,072)
Total stockholders' equity                100,514
                                         --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $ 161,584
                                         --------





 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Balance Sheet.


PAGE-7-F3


                 UGOMEDIA INTERACTIVE CORPORATION
          STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE PERIOD APRIL 1, 2001 TO JUNE 30, 2001
                            (UNAUDITED)


                                            04/01/2001
                                                 to
                                            06/30/2001
                                            -----------

REVENUES                                     $  122,905
COST OF REVENUES                                 41,979
Gross Profit                                     80,926

EXPENSES:
General and administrative                      170,635
Depreciation and amortization                     1,938
Total expenses                                  172,573

Operating Loss                                  (91,647)
                                                -------

OTHER INCOME (EXPENSES):
Interest expense                                   (506)
Other income                                        667
Total other income (expenses)                       161

Loss before taxes                               (91,486)


Income tax expense                                    -

NET LOSS                                        (91,486)


ACCUMULATED DEFICIT, beginning of               (11,586)
period

ACCUMULATED DEFICIT, end of period          $  (103,072)
                                               --------

Weighted average number of shares             4,918,000
outstanding
from April 1, 2001 through June 30,
2001

Net loss per share                          $     (0.02)





 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Statement of Operations and Accumulated Deficit.


PAGE-8-F4


                  UGOMEDIA INTERACTIVE CORPORATION
                      STATEMENT OF CASH FLOWS
                        AS OF JUNE 30, 2001
                            (UNAUDITED)

                                              04/01/2001
                                                   to
                                              06/30/2001
                                              -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                              $  (91,486)
         Adjustment to reconcile net loss
    to net cash
         from operating activities:
    Depreciation                                    1,938
    Increase in accounts receivable               (42,841)
    Increase in prepaid expenses                   (4,672)
    Increase in other payables                     22,939
    Net Cash used in Operating Activities         (22,635)
                                                  -------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Increase in fixed assets                  (4,432)
    Net Cash used by Investing Activities          (4,432)

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease in note payable                  (3,976)
         Stock issuance                                11
         Increase in additional paid in             5,489
    capital
    Net Cash provided by Financing                  1,524
    Activities                                     ------

    NET DECREASE IN CASH                         (117,030)


    CASH, BEGINNING OF PERIOD                     145,034

    CASH, END OF PERIOD                         $  28,004
                                                  -------


    SUPPLEMENTAL INFORMATION:
         Interest paid                          $     220
         Income taxes paid                      $       -
                                                  -------




 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Statement of Cash Flows.


 PAGE-9-F5


                 UGOMEDIA INTERACTIVE CCRPORATION
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001
                            (UNAUDITED)


NOTE 1-ORGANIZATION AND PURPOSE

     UgoMedia Interactive Corporation (a Nevada corporation) has been organized for the primary purpose of performing services for companies relating to internet web design. The Company was incorporated in the state of Nevada on August 22, 2000.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     UgoMedia Interactive Corporation's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions which are discussed in Note 3 and 4.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

     Fixed Assets

     Fixed assets are stated at cost or fair market value of services provided, whichever is more clearly evident.
     Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful life:

                Software               5 Years
                Office Equipment       5 Years
                Office Furniture       7 Years


PAGE-10-F6


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2001
                            (UNAUDITED)


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no tax deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from April 1, 2001 to June 30, 2001 were
     $507.00 .

NOTE 3 - PREPAID EXPENSES

     The prepaid expenses of $36,250 at June 30, 2001 consists of consulting fees associated with future services to help the Company develop a business plan and establish its organization and infrastructure. A stockholder has promised to provide future services valued at $22,500 in exchange for 150,000 shares of stock. All of the shares related to the prepaid expenses have been issued to the stockholders as of March 31, 2001. Another shareholder sold its rights to future services to the Company valued at $40,000 in exchange for a note payable in the same amount. These prepaid expenses have been expensed as the related work is performed. For the period April 1, 2001 through June 30, 2001, $0 of the consulting fees were earned and expensed.

NOTE 4 - FIXED ASSETS

     One of the shareholders donated office equipment which totaled $26,486. Also the Company has entered into several capital leases; whereby it acquired $11,837 of office equipment.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company provides and receives services to and from related parties. There were no related party transactions between April 1, 2001 and June 30, 2001.


PAGE-11-F7


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2001
                            (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     August 22, 2000 -- UgoMedia incorporated in Nevada. The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     August 22, 2000 -- UgoMedia issued to the sole company founder. Michael Stapleton, 856,666 shares of common stock at $0.001 par value in exchange for cash of $957. Of the total received, $857 is considered common stock and $100 is considered additional paid-in capital. These shares were fully paid and non-assessable. All shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 28, 2000 -- UgoMedia issued 2,443,334 shares to officers and key employees of the Company in exchange for cash as follows:

          Dennis Szymezak, 966,666 shares of $0.001 par value common stock, of which $967 is considered common stock and $0 is considered additional paid-in capital.

          Michel Pusateri, 966,668 shares of $0.001 par value common stock of which $967 is considered common stock and $0 is considered additional paid-in capital.

          Beth Schwartz, 100,000 shares of $0.001 par value common stock of which $100 is considered common stock and $0 is considered additional paid-in capital.

          Caroline O'Connell, 50,000 shares of $0.001 par value common stock of which $50 is considered common stock and $0 is considered additional paid-in capital.

          Christopher Stapleton, 110,000 of $0.001 par value common stock of which $110 is considered common stock and $0 is considered additional paid-in capital.

          Peter Fioillo, 50,000 shares of $0.001 par value common stock of which $50 is considered common stock and $0 is considered additional paid-in capital.


PAGE-12-F8


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2001
                            (UNAUDITED)


 NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

          Nick Famitigo, 100,000 shares of $0.001 par value common stock of which $100 is considered common stock and $0 is considered additional paid-in capital.

          Patrick Larsen, 100,000 shares of $0.001 par value common stock of which $100 is considered common stock and $0 is considered additional paid-in capital.

          All shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 30, 2000 -- UgoMedia issued 150,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for prepaid services in the amount of $22,500. Of the total received, $150 is considered common stock and $22,350 is considered additional paid-in capital. The shares were issued pursuant to Regulation D, Rule 506.

     January 4, 2001 -- The State of Nevada issued a permit to
     UgoMedia to sell securities pursuant to UgoMedia's application for registration by qualification of an offering of Common
     Stock in the state.

     March 31, 2001 -- UgoMedia closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 1,457,000 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, 1,457,000 shares were issued in exchange for cash in the amount of $145,700 net of offering costs in the amount of $13,450. Of the total cash received, $1,457 is considered common stock and $144,243 is considered additional paid-in capital. There have been no other issuances of common stock or preferred stock. UgoMedia sold all 1,457,000 shares of its common stock to approximately 67 unaffiliated shareholders, none of whom were/are officers.

     May 7, 2001 -- Pursuant to Rule 506 of the 1933 Securities and Exchange Act, as amended, UgoMedia sold a total of 11,000 shares of its $0.001 par value common stock at $0.50 per share to outside investors. These shares were issued in exchange for cash in the amount of $5,500 as follows:

          Mr. and Mrs. Donald Smith, 10,000 shares of $0.001 par value common stock of which $10 is considered common stock and $4,990 is considered additional paid in capital.


PAGE-13-F9


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2001
                            (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

          Marie Rivenburg, 1,000 shares of $0.001 par value common stock of which $1 is considered common stock and $499 is considered additional paid in capital

NOTE 7 - WARRANTS AND OPTIONS

     As of June 30, 2001, the following 345,700 warrants have been issued to acquire any additional shares of common stock as follows:

          On November 1, 2000, 200,000 warrants were granted to the company directors in lieu of director fees and they were considered vested and exercisable upon receipt. The warrants expires 24 months from the grant date. The purchase price is $0.10 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of March 31, 2001.

          On November 1, 2000, 145,700 warrants were granted to NevWest Securities for their services and lieu of professional fees and they are considered vested and
          exercisable upon receipt.   The warrants expires 24
          months from the grant date. The purchase price is $0.11 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of June 30, 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The company has entered into a 36 month lease commencing on May 31, 2001 and ending on April 30, 2004. These lease payments total $31,704 for May 1, 2001 through April 30, 2002, $32,652 for May 1, 2002 through April 30, 2003 and $33,624 for
     May 1, 2001 through April 30, 2004.

NOTE 9 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's expenses have significantly exceeded its source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a 506 State Registered Offering. Management has also taken measures to reduce expenses significantly.


PAGE-14-F10


       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UgoMedia Interactive Corporation's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     UgoMedia Interactive Corporation is an Internet design and networking company. The Company's principal business objective is to provide its corporate clients with the advertising, computer networking and communication services they desire. The Company designs, creates and markets the following core services:

     1.   Marketing & advertising services;

     2.   Interactive web site design, development and implementation;

     3.   Web site hosting; and

     4.   Network consulting and development.

     The Company's strategy is to achieve high levels of customer satisfaction and repeat business and to establish recognition and acceptance of its business. The Company's strategy includes the following key elements:

  1.   Building long-term relationships with clients,

  2.   Maintaining creativity,

  3.   Forming additional strategic alliances and

  4.   Building our brand equity.

     The market for the Company's services is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. Some of the Company's competitors and potential competitors have longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than the Company does. To the extent that the Company loses clients to its competitors because of dissatisfaction with the Company's services, or if the Company's reputation is adversely impacted for any other reason, the Company's future operating performance could be materially and adversely affected.


PAGE-15


Results of Operations

     UgoMedia generated $122,905 in gross revenues for the quarter ended June 30, 2001. Cost of sales for the quarter was $41,979, resulting in a gross profit of $80,926. Total expenses, comprised of general and administrative expenses, as well as depreciation and amortization, were $172,573 during the period ended June 30, 2001. The Company thus experienced an operating loss of $91,647 for the period. The Company reported a net loss of $91,486, or $0.02 per share for the quarter ended June 30, 2001.

Liquidity and Capital Resources

     Management anticipates that the Company will continue to have negative cash flows for at least the next three to nine months. The Company is using the net proceeds from its offerings of securities for working capital needs, including advertising, brand development and development of its infrastructure. Management intends to retain earnings, if any, for use in the operation and expansion of the Company's business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

     The Company maintains its belief that its current financial resources will be sufficient to sustain its business for the period through December 31, 2001. The Company is currently conducting a private placement of equity securities to raise additional capital to fund its current operations and future potential plans for expansion. To date, the Company has raised $5,500 through its private placement. In the event the Company is unable to attract additional capital, generate additional revenues and reduce overhead, the Company may be unable to meet its financial commitments and may be materially harmed.

Continuing Operations

     To date, the Company was able to meet its cash requirements partially from the sale of its marketing services, with the balance of cash needs being met with the sales of common equity. The Company seeks to position itself to meet its cash needs solely through sales of its web design and hosting services. Although the Company is operating at a negative cash flow, management believes that revenue will increase to a volume at which operating expenses are covered and a net profit can be made.

     The Company's goal over the next quarter and for the next year is to establish and build the UgoMedia Interactive brand name and to market the Company's marketing and advertising services. The
Company believes that high brand name recognition will be an effective springboard for new services.


PAGE-16


                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit      Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

                  (a) Articles of Incorporation of the Company filed August 22, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

                  (b) By-Laws of the Company adopted August 25, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of
                  Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  23        Consent of Experts and Counsel

                  Consents of independent public accountants



PAGE-17



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 UgoMedia Interactive Corporation
-------------------------------------------------------------------
                          (Registrant)



Date:     August 13, 2001



By:  /s/ Michael W. Stapleton
     -------------------------------
     Michael W. Stapleton, President




PAGE-18