Form 10QSB/A
period 2001-06-30
UGOMEDIA INTERACTIVE CORP
filed 2001-11-08
CIK 1138188

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB/A

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




                              /s/ Chavez & Koch, CPA's, Ltd.
                              Chavez & Koch, CPA's, Ltd.

August 13, 2001 (With the exception of the Balance Sheets, Statements of Income, Changes in Stockholders' Equity and Cash Flows dated October 25, 2001)

Henderson, Nevada


PAGE-5-F1


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 UGOMEDIA INTERACTIVE CORPORATION
                      BALANCE SHEET - ASSETS
             AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                            (UNAUDITED)


                                        06/30/2001    12/31/2000
                                        ----------   -----------
CURRENT ASSETS:
Cash                                    $  28,004    $  13,089
Accounts receivable                        53,972            -
Prepaid expenses                           40,922       49,375
Total Current Assets                      122,897       62,464
                                          -------    -----------
PROPERTY AND EQUIPMENT:
Office equipment                           38,176       10,445
Office furniture                            4,579            -
Less - accumulated depreciation           (4,068)        (696)
Total property and equipment, net          38,687        9,749
                                          -------    -----------
TOTAL ASSETS                            $ 161,584    $  72,213
                                          =======




 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Balance Sheet.


PAGE-6-F2


                 UGOMEDIA INTERACTIVE CORPORATION
       BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY
          AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                            (UNAUDITED)


                                        06/30/2001    12/31/2000
                                        ----------    ----------
CURRENT LIABILITIES:
aCCOUNTS pAYABLE                         $      -      $    916
Deferred Revenue                            4,000             -
Notes payable                              29,000        29,000
Interest payable                            1,557             -
Payroll payable                            15,071             -
Lease payable - short term portion          3,582             -
Total current liabilities                  53,210        29,916
                                          -------     ----------
LONG-TERM LIABILITIES:
Notes payable - capital leases              7,861             -
Total long-term liabilities                 7,861             -
                                          -------     ----------
Total liabilities                          61,071        29,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;        4,918         3,450
   4,918,000 issued and outstanding as
of
   June 30, 2001; Par value $.001
Preferred stock; 5,000,000 authorized;          -             -
   None issued and outstanding; Par
value $.001
Additional paid in capital                172,182        22,450
Donated capital                            26,486        10,445
Retained earnings (Accumulated Deficit)  (103,072)        5,952
Total stockholders' equity                100,514        42,297
                                         --------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $ 161,584        72,213
                                         --------     ----------





 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Balance Sheet.


PAGE-7-F3


                 UGOMEDIA INTERACTIVE CORPORATION
          STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE PERIOD APRIL 1, 2001 TO JUNE 30, 2001
                            (UNAUDITED)


                                       04/01/2001    1/01/2001   Inception
                                            to          to           to
                                       06/30/2001    6/30/2001   6/30/2001
                                       -----------  -----------  ----------

REVENUES                                $  122,905   $ 171,200    $ 220,005
COST OF REVENUES                            41,979      86,847      126,601
Gross Profit                                80,926      84,353       93,404
                                        ----------  -----------   ---------
EXPENSES:
General and administrative                 170,635     188,895      191,298
Depreciation and amortization                1,938       3,372        4,068
Total expenses                             172,573     192,267      195,366

Operating Loss                            (91,647)   (107,914)    (101,962)
                                        ----------  -----------   ---------

OTHER INCOME (EXPENSES):
Interest expense                              (506)    (1,777)      (1,777)
Other income                                   667        667          667
Total other income (expenses)                  161     (1,110)      (1,110)

Loss before taxes                          (91,486)  (109,024)    (103,072)


Income tax expense                               -          -            -
                                        -----------  ----------   ---------
NET LOSS                                   (91,486)  (109,024)    (103,072)


ACCUMULATED DEFICIT, beginning of          (11,586)     5,962            -
period

ACCUMULATED DEFICIT, end of period     $  (103,072) $(103,072)   $(103,072)
                                          --------  -----------  ----------

Weighted average number of shares        4,918,000   4,198,183    3,573,072
outstanding
from April 1, 2001 through June 30,
2001

Net loss per share                     $    (0.02)  $    (0.3)   $    (0.3)





 The accompanying independent accountants' report and the notes to financial statements should be read in conjunction with this Statement of Operations and Accumulated Deficit.


PAGE-8-F4


                  UGOMEDIA INTERACTIVE CORPORATION
                      STATEMENT OF CASH FLOWS
              FOR THE PERIOD APRIL 1, 2001 TO JUNE 30,2001
                            (UNAUDITED)

                                           04/01/2001    6/01/2001   Inception
                                                to          to          to
                                           06/30/2001    6/30/2001   6/30/2001
                                           -----------   ---------   ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                            $  (91,486)   $(109,024)  $(103,072)
      Adjustment to reconcile net loss
 to net cash
      from operating activities:
 Depreciation                                  1,938        3,372       4,068
 Increase in accounts receivable             (42,841)     (53,972)    (53,972)
 Increase in prepaid expenses                 (4,672)       8,453     (40,922)
 Increase in other payables                   22,939       23,294      24,210
 Net Cash used in Operating Activities       (22,635)     (18,852)    (66,615)
                                             -------     ---------   ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in fixed assets                (4,432)      (4,432)     (4,432)
 Net Cash used by Investing Activities        (4,432)      (4,432)     (4,432)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in note payable                (3,976)      (3,976)     25,024
      Stock issuance                              11          157       3,607
      Increase in additional paid in           5,489      151,043     173,493
 capital
 Net Cash provided by Financing                1,524      147,224     202,124
 Activities                                   ------

 NET DECREASE IN CASH                       (117,030)      14,915      28,004


 CASH, BEGINNING OF PERIOD                   145,034       13,089           -

 CASH, END OF PERIOD                       $  28,004      $28,004     $28,004
                                           ==========    =========    ========


 SUPPLEMENTAL INFORMATION:
      Interest paid                        $     220      $  220      $  220
      Income taxes paid                    $       -      $    -      $    -
                                             -------     --------     --------




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

                Software               5 Years
                Office Equipment       5 Years
                Office Furniture       7 Years


PAGE-10-F6


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2001
                            (UNAUDITED)


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company recognizes revenue from four distinct services as follows: 1) Marketing research, 2) Web site design, development and implementation, 3) Web site hosting and
     4) Network consulting and development.

     Revenue is recognized as the work is performed relating to the above services. The Company will issue progress billings against the specific projects as time is incurred on the projects. The billings are recorded to revenues and to accounts receivable. When payment is received, they are posted against the accounts receivable.

     Earnings Per Share Calculations

     Earnings per share for for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income (loss) for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.
     The Company has issued warrants that could potentially dilute basic earnings per share in the future, but these warrants are not included in the current computation of diluted earnings per share because to do so would have been antidilutive for the period ended March 31, 2001.


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

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from April 1, 2001 to June 30, 2001 were $507.00. Advertising expenses from January 1, 2001 to June 30, 2001 were $1,211.

NOTE 3 - PREPAID EXPENSES

     The prepaid expenses at June 30, 2001 includes $36,250 of consulting fees associated with future services to help the Company develop a business plan and establish its organization and infrastructure. A stockholder has promised to provide future services valued at $22,500 in exchange for 150,000 shares of stock. Another shareholder sold its rights to future services to the Company valued at $40,000 in exchange for a note payable in the same amount. This shareholder originally acquired the rights to the future services to help the Company develop a business plan and establish its organization and infrastructure.

     These prepaid expenses have been expensed as the related work is performed. For the period April 1, 2001 through June 30, 2001, $0 of the consulting fees were earned and expensed. For the period January 1, 2001 through June 30, 2001, $13,125 of the consulting fees were earned and expensed. All of the shares related to the prepaid expenses have been issued to the stockholders as of June 30, 2001 and are fully vested and non-forfeitable.


NOTE 4 - FIXED ASSETS

     One of the shareholders donated office equipment which totaled $26,486. Also the Company has entered into several capital leases; whereby it acquired $11,837 of office equipment. On April 24, 2001, the Company assumed control of several assets from a company previously located at the Company's office location. These assets consisted of office furniture and fixtures. The estimated value of these assets was determined to be next to nothing; therefore there was no consideration given in exchange for these assets and there has been no impact on the financial statements as of June 30, 2001 and for the period then ended.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company provides and receives services to and from related parties.

     For the period January 1, 2001 to June 30, 2001, the following services have been rendered to the related parties:

	                     January 1, 2001
                                    to
                               June 30, 2001
                             ---------------
              UgoMedia.com           $17,327
                024 Studio             1,500


     The Company provided web site design services to these companies.

     For the period January 1, 2001 to June 30, 2001, the following services have been received from the related parties:

	                     January 1, 2001
                                   to
                               June 30, 2001
                             ---------------
               UgoMedia.com          $20,190
                 024 Studio           10,783
     Snapdragon Interactive           15,657


     These companies provided multi media web site design services for the Company.

     One of the shareholders of the Company was a partner and board member in UgoMedia.Com, which ended operations as of April 1, 2001. This same shareholder also sat on the board of directors of 024Studio and Snapdragon Interactive. Snapdragon Interactive also ended its operations on April 1, 2001.

     On April 1, 2001, the Company acquired the customer base and employees of Digitalink of Las Vegas, Nevada, which was owned by Dennis Szymezak, one of the Company's stockholders. There has been no value assigned to the items referred to above and there was no consideration given to Digitalink in exchange for these intangible assets; therefore there is no impact on the financial statements as of June 30, 2001 and for the period then ended. Digitalink is still operating and has no connections to the Company other than the common shareholder referred to above.



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

     September 30, 2000 -- UgoMedia issued 150,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for prepaid services in the amount of $22,500. Of the total received, $150 is considered common stock and $22,350 is considered additional paid-in capital. The shares were issued in accordance with Section 4(2) of the Securities Act.

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

     May 7, 2001 -- Pursuant to Nevada Revised Statute 90.530(11), UgoMedia sold a total of 11,000 shares of its $0.001 par value common stock at $0.50 per share to outside investors. These shares were issued in exchange for cash in the amount of $5,500 as follows:

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

     As of June 30, 2001, the following 345,700 warrants have been issued to acquire any additional shares of common stock as follows:

          On November 1, 2000, 200,000 warrants were granted to the company directors in lieu of director fees and they were considered vested and exercisable upon receipt. These directors are not employees of the Company. The warrants expire 24 months from the grant date. The purchase price is $0.10 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of June 30, 2001. No value has been assigned to the services these directors will provide.

          On November 1, 2000, 145,700 warrants were granted to
          NevWest Securities for their services and lieu of professional fees and they are considered vested and exercisable upon receipt. NevWest Securities is the Agent of Issuer and the professional fees are associated with this service. The warrants expire 24 months from the grant date. The purchase price is $0.11 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of June 30, 2001. No value has been assigned to the services NevWest will provide.

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

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of such same Act. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.


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