Form 10QSB
period 2001-09-30
UGOMEDIA INTERACTIVE CORP
filed 2001-11-14
CIK 1138188

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,938,000


PAGE-1-


                 UGOMEDIA INTERACTIVE CORPORATION



                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Independent Accountant's Review Report                          5
  Balance Sheets - Assets                                         6
  Balance Sheets - Liabilities and Stockholders' Equity           7
  Statements of Operations and Retained Earnings (Accumulated     8
  Deficit)
  Statement of Changes in Stockholders' Equity                    9
  Statements of Cash Flows                                        10
  Notes to Financial Statements                                   11
  Item 2. Management's Discussion and Plan of Operation           18

PART II - OTHER INFORMATION

  Item 6. Exhibits

SIGNATURES








PAGE-2-






                 UGOMEDIA INTERACTIVE CORPORATION

                   REVIEWED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001

                            (UNAUDITED)







PAGE-3-



                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS:

  Balance Sheets - Assets                                   1

  Balance Sheets - Liabilities and Stockholders' Equity     2

  Statements of Operations and Retained Earnings            3
  (Accumulated Deficit)

  Statement of Changes in Stockholders' Equity              4

  Statement of Cash Flows                                   5

NOTES TO FINANCIAL STATEMENTS                             6-12






PAGE-4-


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
UgoMedia Interactive Corporation

We have reviewed the accompanying balance sheets of UgoMedia Interactive Corporation as of September 30, 2001, and the related statements of operations and retained earnings (accumulated deficit), changes in stockholders' equity, and cash flows for the period from July 1, 2001 to September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of UgoMedia Interactive Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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




                              /s/ Chavez & Koch, CPA's, Ltd.
                              ------------------------------
                              Chavez & Koch, CPA's, Ltd.
November 13, 2001
Henderson, Nevada


PAGE-5-


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 UGOMEDIA INTERACTIVE CORPORATION
                      BALANCE SHEET - ASSETS
                     AS OF SEPTEMBER 30, 2001
                            (UNAUDITED)


                                   9/30/01  9/30/00  6/30/01  12/31/00
                                   ------------------------------------
CURRENT ASSETS:
Cash                                     $        $        $         $
                                    27,855   13,277   28,004    13,089
Accounts receivable                 67,493        -   53,972         -
Due from officer                     1,604        -        -         -
Prepaid expenses                    41,402        -   40,922    49,375
Total current assets               138,354   13,277  122,897    62,464
                                   ------------------------------------

PROPERTY AND EQUIPMENT:
Office equipment                    40,807   10,445   38,176    10,445
Office furniture                     4,579        -    4,579         -
Less - accumulated depreciation     (6,309)    (172)  (4,068)     (696)

Total property and equipment, net   39,077   10,273   38,687     9,749

OTHER ASSETS
Organization costs, net of               -   62,500        -         -
accumulated amortization
Total other assets                       -   62,500        -         -

TOTAL ASSETS                             $        $        $         $
                                   177,431   86,050  161,584    72,213
                                   ====================================



 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.


PAGE-6-


                 UGOMEDIA INTERACTIVE CORPORATION
       BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY
                     AS OF SEPTEMBER 30, 2001
                            (UNAUDITED)


                                   9/30/01  9/30/00  6/30/01  12/31/00
                                   ------------------------------------
CURRENT LIABILITES:
Accounts payable                         $      $ -      $ -     $ 916
                                    19,365
Deferred revenue                     4,000        -    4,000         -
Notes payable                       29,000   40,000   29,000    29,000
Interest payable                     2,252        -    1,557         -
Payroll payable                      8,150        -   15,071         -
Lease payable - short term portion   3,975        -    3,582         -
Total current liabilities           66,742   40,000   53,209    29,916
                                   ------------------------------------
LONG-TERM LIABILITIES:
Notes payable - capital leases       3,652        -    7,861         -
Total long-term liabilities          3,652        -    7,861         -

Total liabilities                   72,394   40,000   61,070    29,916
                                   ------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000
authorized
3,450,000 issued and outstanding
as of
September 30, 2000 and December
31, 2000,
4,918,000 issued and outstanding
as of June
30,2001, and 4,938,000 issued and
outstanding as of September 30,
2001; par
value of $.001                       4,938    3,450    4,918     3,450
Preferred stock; 5,000,000
authorized;
None issued and outstanding; par         -        -        -         -
value of $.001
Additional paid in capital         182,162   22,450  172,182    22,450

Donated capital                     26,486   10,445   26,486    10,445
Retained earnings (accumulated    (108,549)   9,705 (103,072)    5,952
deficit)
Total stockholders' equity         105,037  46,0505  100,514    42,297
                                 --------------------------------------

TOTAL LIABILITIES AND                    $       $        $         $
STOCKHOLDERS' EQUITY               177,431  86,050  161,584    72,213
                                 ======================================



 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.


PAGE-7-


                 UGOMEDIA INTERACTIVE CORPORATION
          STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
         FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2001
                            (UNAUDITED)


                                         7/1/2001   Inception   1/1/01
                                           to          to         to
                                        9/30/2001   9/30/2001   9/30/2001
                                      ------------------------------------

REVENUES                                 $123,657     $10,000    $294,857

COST OF REVENUES                           28,154           -     115,001

Gross Profit                               95,503      10,000     179,856
                                      ------------------------------------

EXPENSES:
General and administrative                98,810          123     287,705

Depreciation and amortization              2,241          172       5,613
Total expenses                           101,051          295     293,318


Operating Loss                            (5,548)       9,705    (113,462)
                                      ------------------------------------

OTHER INCOME (EXPENSES):
Interest expense                               -            -      (1,777)

Other income                                  71            -         738
Total other income (expenses)                 71            -      (1,039)


Loss before taxes                         (5,477)       9,705    (114,501)


Income tax expense                             -            -           -

NET INCOME (LOSS)                         (5,477)       9,705    (114,501)


RETAINED EARNINGS (ACCUMULATED DEFICIT), (103,072)          -       5,952
beginning of period                    -----------------------------------
                                                $           $           $
RETAINED EARNINGS (ACCUMULATED DEFICIT), (108,549)      9,705    (108,549)
end of period                          ===================================

Weighted average number of shares       4,925,033     345,000   4,589,653
outstanding                            ===================================

Net loss per share                        $(0.00)       $0.03     $(0.02)
                                       ===================================



 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and Retained Earnings (Accumulated Deficit).


PAGE-8-


                 UGOMEDIA INTERACTIVE CORPORATION
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                  Common Stock     Add'l   Donated   Income/     Total
                  ------------     Paid    Capital   (Loss)      Stockholders'
                                    in              Accumulated  Equity
                                  Capital           Dev Stage


                 Shares   Value
                 ------   -----  --------  -------  -----------  ------------
Issued for cash
August 22, 2000               $         $        $            $             $
                856,666     856       100        -            -           956


Issued for cash
September 28,   2,443,    2,444         -        -            -         2,444
2000                334

Donated Capital
September 30,         -       -         -   10,445            -        10,445
2000

Issued for
Prepaid Expenses
September 30,   150,000     150    22,350        -            -        22,500
2000

Net Income
September 30,         -       -         -        -        9,705         9,705
2000

Total
September 30,   3,450,    3,450    22,450   10,445        9,705        46,050
2000                000

Net Loss
December 31,          -       -         -        -       (3,753)       (3,753)
2000

Total
December 31,   3,450,     3,450    22,450   10,445        5,952       42,297
2000               000

Donated capital
January 31, 2001     -        -         -   16,041            -       16,041


Issued for cash
March 30,      1,457,     1,457   144,243        -            -      145,700
2001               000

Net loss
March 31, 2001       -        -         -        -      (17,538)     (17,538)


Total
March 31,      4,907,     4,907   166,693   26,486      (11,586)    186,500
2001               000

Issued for cash
May 2, 2001      1,000        1       499        -            -         500
May 4, 2001     10,000       10     4,990        -            -       5,000

Net loss
June 30, 2001        -        -         -        -      (91,486)    (91,486)


Total
June 30, 2001  4,918,     4,918   172,182   26,486     (103,072)    100,514
                   000

Issued for cash
August 29,      20,000       20     9,980        -            -      10,000
2001

Net loss
September 30,        -        -         -        -       (5,477)    (5,477)
2001

Total
September 30,  4,938,         $         $        $            $         $
2001               000    4,938   182,162   26,486     (108,549)  105,037



 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with this Statement of Changes in Stockholders'
                              Equity.



PAGE-9-



                  UGOMEDIA INTERACTIVE CORPORATION
                     STATEMENTS OF CASH FLOWS
         FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                                    7/01/01   Inception   1/1/01
                                      to         to         to
                                    9/30/01    9/30/00    9/30/01
                                  --------------------------------

    CASH FLOWS FROM OPERATING
    ACTIVITIES:
         Net Income (Loss)          $(5,477)    $9,705  $(114,501)

         Adjustment to reconcile
    net loss to net cash
         from operating
    activities:
    Depreciation                      2,241        172      5,613
    Increase in accounts            (13,521)         -    (67,493)
    receivable
    Increase in due from officer    (1,604)          -     (1,604)

    Increase in prepaid expenses      (480)          -      7,973
    Increase in other payables        9,557          -     32,851
    Net Cash used in Operating      (3,807)        172    (22,660)
    Activities                    ---------------------------------

    CASH FLOWS FROM INVESTING
    ACTIVITIES:
         Increase in office         (2,631)          -    (30,362)
    equipment
         Increase in office              -           -     (4,579)
    furniture
    Net Cash used by Investing      (2,631)          -    (34,941)
    Activities

    CASH FLOWS FROM FINANCING
    ACTIVITIES:
         Decrease in note payable    1,766           -      9,627
         Stock issuance                 20       3,400      1,488
         Increase in additional      9,980           -    175,753
    paid in capital
    Net Cash provided by Financing  11,766       3,400    186,868
    Activities                    --------------------------------

    NET DECREASE IN CASH              (149)     13,277     14,766

    CASH, BEGINNING OF PERIOD        28,004          -     13,089
                                  --------------------------------
    CASH, END OF PERIOD             $27,855    $13,277    $27,855
                                  ================================


    SUPPLEMENTAL INFORMATION:
         Interest paid                   $           $          $
                                         -           -      1,777
         Income taxes paid        ================================
                                         $           $          $
                                         -           -          -
                                  ================================


 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.


PAGE-10-


                 UGOMEDIA INTERACTIVE CCRPORATION
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


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

                                 Software           5 Years
                                 Office Equipment   5 Years
                                 Office Furniture   7 Years


PAGE-11-


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Revenue Recognition
     The Company recognizes revenue from four distinct services as follows: 1) Marketing research, 2) Web site design, development and implementation, 3) Web site hosting and 4) Network consulting and development.
     Revenue is recognized as the work is performed relating to the above services. The Company will issue progress billings against the specific projects as time is incurred on the projects. The billings are recorded to revenues and to accounts receivable. When payment is received, they are posted against the accounts receivable.
     Earnings Per Share Calculations
     Earnings per share for for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income (loss) for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share. The Company has issued warrants that could potentially dilute basic earnings per share in the future, but these warrants are not included in the current computation of diluted earnings per share because to do so would have been antidilutive for the period ended September 30, 2001.
     Income Taxes

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

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from July 1, 2001 to September 30, 2001 were $4,857. Advertising expenses from January 1, 2001 to
     September 30, 2001 were $6,068.

NOTE 3 - PREPAID EXPENSES

     The prepaid expenses at September 30, 2001 includes $36,250 of consulting fees associated with future services to help the Company develop a business plan and


PAGE-12-


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

     establish its organization and infrastructure. A stockholder has promised to provide future services valued at $22,500 in exchange for 150,000 shares of stock. Another shareholder sold its rights to future services to the Company valued at $40,000 in exchange for a note payable in the same amount. This shareholder originally acquired the rights to the future services to help the Company develop a business plan and establish its organization and infrastructure.

     These prepaid expenses have been expensed as the related work is performed. For the period July 1, 2001 through September 30, 2001, $0 of the consulting fees were earned and expensed. For the period January 1, 2001 through September 30, 2001, $13,125 of the consulting fees were earned and expensed. All of the shares related to the prepaid expenses have been issued to the stockholders as of September 30, 2001 and are fully vested and non-forfeitable.

NOTE 4 - FIXED ASSETS

     One of the shareholders donated office equipment which totaled $26,486. Also, the Company has entered into several capital leases; whereby it acquired $18,900 of office equipment. On April 24, 2001, the Company assumed control of several assets from a company previously located at the Company's office location. These assets consisted of office furniture and fixtures. The estimated value of these assets was determined to be next to nothing; therefore there was no consideration given in exchange for these assets and there has been no impact on the financial statements as of September 30, 2001 and for the period then ended.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company provides and receives services to and from related parties.

     For the period January 1, 2001 to September 30, 2001, the following services have been rendered to the related parties:

                                   January 1,2001
                                       to
                                   September 30, 2001
                                   ------------------
          UgoMedia.com               $11,153
          024 Studio                   1,519
          Snapdragon Interactive      10,975



PAGE-13-


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company provided web site design services to these companies.

     For the period January 1, 2001 to September 30, 2001, the following services have been received from the related parties:

                                   January 1, 2001
                                       to
                                   September 30, 2001
                                   ------------------
          UgoMedia.com                $2,182
          024 Studio                  65,387
          Snapdragon Interactive         975

     These companies provided multi media web site design services for the Company.

     One of the shareholders of the Company was a partner and board member in UgoMedia.Com, which ended operations as of April 1, 2001. This same shareholder also sat on the board of directors of 024Studio and Snapdragon Interactive. Snapdragon Interactive also ended its operations on April 1, 2001.

     On April 1, 2001, the Company acquired the customer base, employees and trade name of Digitalink of Las Vegas, Nevada, which was owned by Dennis Szymezak, one of the Company's stockholders. There has been no value assigned to the items referred to above and there was no consideration given to Digitalink in exchange for these intangible assets; therefore there is no impact on the financial statements as of September 30, 2001 and for the period then ended. Digitalink is still operating and has no connections to the Company other than the common shareholder referred to above.

NOTE 6 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     August 22, 2000 -- UgoMedia incorporated in Nevada. The
     Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     August 22, 2000 -- UgoMedia issued to the sole company founder. Michael Stapleton, 856,666 shares of common stock at $0.001 par value in exchange for cash of $957. Of the total received, $857 is considered common stock and $100 is considered additional paid-in capital. These shares were fully paid and non-
      assessable.  All shares were issued in accordance with
     Section 4(2) of the Securities Act of 1933.


PAGE-14-



                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     September 30, 2000 -- UgoMedia issued 150,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for prepaid services in the amount of $22,500. Of the total received, $150 is considered common stock and $22,350 is considered additional paid-in capital. These shares were issued in accordance with Section 4(2) of the Securities Act of 1933.


PAGE-15


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

          Marie Rivenburg, 1,000 shares of $0.001 par value common stock of which $1 is considered common stock and $499 is considered additional paid in capital

     August 29, 2001 -- UgoMedia issued 20,000 shares of $0.001 par value common stock to Pumpkin Fund I, Inc. in exchange for cash in the amount of $10,000. Of the total received, $20 is considered common stock and $9,980 is considered additional paid-in capital. These shares were issued in accordance with
     Section 4(2) of the Securities Act of 1933.

NOTE 7 - WARRANTS AND OPTIONS

     As of September 30, 2001, the following 345,700 warrants have been issued to acquire any additional shares of common stock as follows:

          On November 1, 2000, 200,000 warrants were granted to the company directors in lieu of director fees and they were considered vested and


PAGE-16-


                 UGOMEDIA INTERACTIVE CCRPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


NOTE 7 - WARRANTS AND OPTIONS (CONTINUED)

          exercisable upon receipt. These directors are not employees of the Company. The warrants expire 24 months from the grant date. The purchase price is $0.10 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of September 30, 2001. No value has been assigned to the services these directors will provide.

          On November 1, 2000, 145,700 warrants were granted to NevWest Securities for their services and lieu of professional fees and they are considered vested and exercisable upon receipt. NevWest Securities is the Agent of Issuer and the professional fees are associated with this service The warrants expire 24 months from the grant date. The purchase price is $0.11 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of September 30, 2001. No value has been assigned to the services NevWest will provide.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a 36 month lease commencing on May 31, 2001 and ending on April 30, 2004. These lease payments total $31,704 for May 1, 2001 through April 30, 2002, $32,652 for May 1, 2002 through April 30, 2003 and $33,624 for
     May 1, 2003 through April 30, 2004.


NOTE 9 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's expenses have significantly exceeded its source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a 504 State Registered Offering. Management has also taken measures to reduce expenses significantly.


PAGE-17-


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


PAGE-18


Results of Operations

     UgoMedia generated $123,657 in gross revenues for the quarter ended September 30, 2001. In comparison, the Company generated $122,905 in revenues for the prior quarter ended June 30, 2001.
Cost of sales for the period was $28,154, resulting in a gross profit of $95,503. Total expenses, comprised of general and administrative expenses, as well as depreciation and amortization, were $101,051 during the period ended September 30, 2001. The
Company thus experienced an operating loss of $5,548 for the period. The Company reported a net loss of $5,477 for the quarter ended September 30, 2001, compared to a net loss of $91,486 for the second quarter ended June 30, 2001.

     For the year to date, the Company has generated revenues of $294,857, with cost of revenues totaling $115,001, for a gross profit of $179,856. Total expenses, comprised mainly of general and administrative expenses and depreciation and amortization costs were $293,318 for the year to date. The Company thereby incurred an operating loss of $113,462. For the year to date, September 30, 2001, the Company experienced a net loss of 114,501, or $0.02 per share.

Liquidity and Capital Resources

     For the year to date, the Company has generated positive cash flows in the amount of $14,766. However, for the quarter ended
September 30, 2001, the Company's experienced a cash outflow of $149. The Company is currently generating revenues, a trend which the Company believes will continue into the foreseeable future. However, management anticipates that the Company may continue to have negative cash flows for at least the next three to six months, given the state of the general economy and slowdown in information technology spending nationwide.

     The Company is using the net proceeds from its offerings of securities for working capital needs, including advertising and marketing and development of its infrastructure. Management intends to retain earnings, if any, for use in the operation and expansion of the Company's business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

     The Company maintains its belief that its current financial resources will be sufficient to sustain its business for the period through December 31, 2001. The Company is currently conducting an offering of common stock in Nevada to raise additional capital as a preventative measure to fund its current operations and future potential plans for expansion. To date, the Company has raised $15,500 through its offering. In the event the Company is unable to attract additional capital, generate additional revenues and reduce overhead, the Company may be unable to meet its financial commitments and may be materially harmed.

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

     During this quarter the Company started implementing a new strategy to turn around its main revenue stream by adding new products and services. During the months of July and August the Company began final stage development of a new e-commerce, shopping-cart software, finalized an agreement to create a datacenter within Las Vegas and trimmed down its web design projects, which enabled the Company to focus more on recurring revenue growth using Network Consulting and Hosting services.

     The Company's new e-commerce software consists of a custom coded shopping-cart configuration that includes a custom Microsoft-R-Access-R- or MSQL-R- database. The product is sold as a stand-alone database that integrates with the customers web site, Intranet,
and/or   POS  systems.   It  is  designed  for  custom  setup   and
maintenance by the Company's technicians, and is portable from server to server. The name, patent and trademark of the product are also being developed. The Company plans to launch its new product in February 2002. Proto-types are now being beta-tested on numerous websites, including the ugomedia.com web site.


PAGE-19-


     During September the Company experienced a sharp decline in sales and short-term orders. Management believe this was undoubtedly due to the events of September 11th in New York and the decline in the overall economy. Although the attacks on the World Trade Center and the American public are tragic, management has found that it has given the Company an opportunity to shift gears during this unplanned downturn to move in a more productive direction for shareholders. Many of the Company's competitors are not able to take advantage of this opportunity due to their restructuring and layoffs.

     Due to the shift of revenue from Web Development to Network Consulting the Company realized an initial stabilization and manageability of its entire revenue model. The Company's Network Consulting has moved to the forefront of its line of services as the Company's main product and management plans to follow that up with the new e-commerce software.

     In July, management of the Company took steps to decrease the Company's cash burn rate. The Company consolidated its work force and gave them more responsibilities, as well as, cut all unnecessary expenses across the board.

     Management believes the Company is headed in the right direction in every aspect of its business. The Company continues to sign new customers, train its employees and develop new marketing campaigns.

     The Company's priorities for the next 12 months of operations are:

  1. Expand its clientele base through marketing and advertising, Internet site, direct sales efforts and personal and business contacts;

  2.   Continue to train the entire staff;

  3.   Developing further strategic relationships;

  4. Develop new customers for e-commerce applications software by implementing the Company's product on its current customers web sites and hosting accounts;

  5. Improve the Company's creative and technical talents and improve its service offerings.

     Expand the Company's clientele base - The Company plans to expand its clientele base by increasing its visibility on and off the Internet. The Company plans to advertise, by placing links to its website on an associate's or client's web pages, search engine keywords, yellow pages, flyer distribution and broadcast faxing. The Company also plans to continue to pursue sales leads, send mailers, hire telemarketing firms and salespeople, encourage word-of-mouth advertising by building client satisfaction and establish long-term relationships with clients.

     Continue to assemble a knowledgeable staff - The Company believes that to manage growth, it must add experienced employees. The Company requires a college degree in their field of endeavor and/or equivalent life experience. The Company intends to recruit from universities, employment agencies and competitors. The Company does not anticipate adding a significant number of employees within the next 12 months and only intend to hire personnel as growth and operations demand. However, considering UgoMedia currently employs 10 individuals, the addition of two or three employees may be deemed significant.

     Developing strategic relationships - The Company believes that cultivating relationships with entities and individuals potentially provides it access to new sales leads or penetration into markets where the Company does not currently operate. The Company intends to seek strategic ventures or relationships to broaden our operations. Potential opportunities arise infrequently, and management has no policy dictating procedures for entering into such relationships and intends to evaluate each on a case-by-case basis. The Company has not entered into any such relationships not already disclosed.


PAGE-20-


     Develop new customers for the e-commerce applications software
- Management believes that the Company has developed a proprietary software application that has the potential to become a market leader in the e-commerce software market space. Constant changes may or may not happen in this industry, and although management is optimistic at this time, competition in this industry is fierce and could become more populated by competitors. Management has not yet developed a method for future deployment of the software and is currently evaluating the prospective by beta testing and selling to current customers to create a presentation and clientele base for future sales prospects.

     Improve talent and service offerings - Constant improvement and keeping pace with changes in our industry is vital to the Company's business operations. Management encourages employees to seek additional training and to educate themselves about new technologies. The Company intends to develop training and educational programs for personnel to keep pace with changes in technology. Such programs are in development.

     There can be no assurance that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have an adverse effect on its business, results of operations and financial condition. Additionally, intensified competition in the Computer Network Consulting, Internet Services, and E-commerce Software markets could force the Company out of business. If the Company requires more capital, the Company may be required to raise additional capital via a public or private offering of equity or debt. There are no preliminary loan agreements or understandings between the Company, its officers, directors or affiliates or lending institutions. The Company has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.




PAGE-21-


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





PAGE-22



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 UgoMedia Interactive Corporation
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     November 14, 2001



By:  /s/ Michael W. Stapleton
    --------------------------------
     Michael W. Stapleton, President







PAGE-23-