Form 10KSB
period 2001-12-31
UGOMEDIA INTERACTIVE CORP
filed 2002-03-29
CIK 1138188

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X  Annual Report Pursuant to Section 13 or 15(d) of the
]   Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2001

[   Transition Report Pursuant to Section 13 or 15(d) of the
]   Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-31160


             UGOMEDIA INTERACTIVE CORPORATION, INC.
         (Name of small business issuer in its charter)

            Nevada                         88-0470239
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

 3200 Polaris Ave., Suite 28,                 89102
         Las Vegas, NV
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 876-3004

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
4,938,000

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UgoMedia's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

We were formed as a Nevada Corporation on August 22, 2000 under the name UgoMedia Interactive Corporation. Our articles of incorporation authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at par value. We have never been the subject of any bankruptcy or receivership action.

On  April  1,  2001,  we  agreed to  acquire  the  customers  and employees of Digitalink Company, a sole proprietorship that provided computer networking services owned by Dennis Szymczak, an officer and director of UgoMedia. Mr. Szymczak has been involved with UgoMedia since its inception as Chief Technology Officer, director and founding shareholder. Mr. Szymczak currently serves as the Treasurer and Chief Financial Officer of UgoMedia.

Prior to the transaction, Digitalink referred Internet designing and hosting clients to us. In exchange, we referred clients who sought networking services to Digitalink. There were no formal or informal agreements to do so, nor were there any such agreements to merge Digitalink with UgoMedia until the presidents of both entities decided to do so. The transaction was effectuated due to a mutual desire to expand the breadth of services that, individually, each company would be unable to offer.

On April 24, 2001, we entered into an agreement with Micor EDC, Inc., whereby we received certain assets from Micor. In exchange, we agreed to repair or upgrade the offices that Micor previously occupied, and in which we now reside at 3200 Polaris Avenue.

We   have   had  no  other  material  reclassification,   merger,
consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

B.     Business of Issuer

1) Principal services and markets

Principal Services

We are an interactive-services and media company designing, creating and marketing the following core services:

     1.   Marketing & advertising services;

     2.   Interactive web site design, development and implementation;

     3.   Web site hosting; and

     4.   Network consulting and development.

     Marketing & advertising services

We provide clients with creative ways of integrating the Internet into their marketing and advertising strategies. Our goal is to assist clients create a corporate image, and to market that image through online marketing and cross-media advertising campaigns. We work closely with our clients and conduct all necessary research and analysis to determine their target audience and identify the appropriate marketing and advertising strategies to utilize. If requested, we help our clients implement those strategies through our own capabilities, or refer the services of another knowledgeable firm.

     Interactive web site design, development and implementation

We create user-intuitive and navigable web sites based on an examination of a client's business, goals and strategies. Our creative, technical and marketing staff plans, designs and builds web sites to attract our clients' target audiences. Each web site we design is specific to a client's needs, and incorporates the latest software and technology, such as ActionScript, ASP, CGI, ColdFusion, MSP, XML and more. Often, clients that utilize our marketing services contract us to design their web presence.



PAGE-3-



     Web site hosting

In addition to developing a client's corporate image, marketing and advertising campaigns and Internet presence, we provide web site hosting services. Our hosting services developed out of the demand from previous web site development clients to provide the ability to host and maintain their sites. These services can be tailored to the size and scope of a client's Internet strategy. We offer web-hosting packages from starter packages priced at $14.95 monthly up to high-end hosting services priced at over $1,875 per month.

     Network consulting and development

UgoMedia  provides an integrated service offering  consisting  of strategic  consulting,  design of information  architectures  and
user-interfaces  and  customization  of  software  necessary   to
implement a client's digital communications solutions.

Principal Markets

The Internet is an important medium for advertisers due to its interactive nature, global reach and rapidly growing audience, as well as the expected increase in online commerce. The Internet also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Internet users in real time. The interactive nature of the Internet enables marketers to better understand potential customers, by providing a two-way channel of communication between marketers and consumers. In addition, the great speed at which communication takes place between marketer and consumer over this new Internet channel provides marketers with the added ability to change messages rapidly and cost-effectively in response to customer interests and behavior. The unique capabilities of online advertising, the growth in online traffic and the favorable demographics of Internet users have led to a significant increase in online advertising.

2) Distribution methods of the products or services

Our  strategy  is to achieve high levels of customer satisfaction and  repeat  business and to establish recognition and acceptance
of  our  business.   Our  strategy  includes  the  following  key
elements:

  1.   Building long-term relationships with clients,

  2.   Maintaining creativity,

  3.   Forming additional strategic alliances and

  4.   Building our brand equity.

     Build long-term relationships with our clients

We believe that strong, long-term relationships with clients yield significant benefits both to our clients and to our business. The depth and breadth of our client relationships are demonstrated by our integral involvement in developing interactive strategies, including the planning and budgeting process, for our clients. We believe that developing a track record of client satisfaction will contribute to an increase in the amount, scope and complexity of services requested by our clients.

     Maintaining creativity

UgoMedia seeks to combine full-service interactive marketing solutions with technology expertise to provide innovative solutions to our clients. We consider the latest technologies when developing solutions for our clients. Our solutions take into account the limitations of, and attempt to incorporate hardware and software to maximize, such issues as bandwidth, music and animation enhancements, scalable databases and content administration.

We intend to continue the development of new service offerings, the establishment of strategic relationships to improve and expand service offerings and the adoption of emerging technologies, including Internet tools, data management solutions and customization technologies. We believe that our innovative approach to digital interactive marketing solutions provides us with a competitive advantage in the emerging digital interactive marketing industry.



PAGE-4-



     Forming additional strategic alliances

We will pursue strategic alliances with companies who have established operations and expertise in web design and marketing. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. We have not signed any specific joint venture agreements, and we cannot guarantee you that any agreements will be affected, or if affected, will be successful.

     Building Our Brand Equity

We believe that building awareness of the UgoMedia Interactive Corporation brand is important in expanding our customer base. We intend to aggressively market and advertise to enhance our brand recognition with consumers. We currently advertise over the Internet, through direct sales, in professional journals and by telemarketing. As our operations and cash flow permit, we will increase our advertising efforts to perhaps consist of television and radio advertising.

4) Competition

The computer services industry is traditionally static, in that customers prefer to maintain a relationship with a single provider. The primary reason for this is that a client must retrain its employees with every change in technology, which may be costly and time consuming to keep up with. We compete by entering into a relationship with a client through one of our services, then up-sell to other services, which complements the initial service that was contracted for. The client will typically maintain a relationship with UgoMedia rather than risk the potential costs associated with changing service providers.

The market for our services is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. We face competition from a number of sources, including traditional advertising and marketing firms, project-oriented interactive marketing firms and information technology service providers. Many traditional advertising agencies have also started to develop digital media and interactive communications capabilities. In addition, our network consulting capabilities compete directly with systems integrators and professional service groups of computer equipment manufacturers.

Some of our competitors and potential competitors have longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than we do. Competition depends to a large extent on clients' perception of the quality and creativity as well as the technical proficiency of our digital interactive marketing services and those of our competitors. To the extent we lose clients to our competitors because of dissatisfaction our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

7) Trademarks

We have applied for and are awaiting approval of a trademark registration for our UgoMedia logo. Despite our efforts to control access to our technologies, methods and client information, it may be possible for a third party to copy or otherwise obtain and use such information without authorization, or to develop similar or superior services technologies independently. In addition, effective copyright, trade secret and patent protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights intellectual property rights, to protect our trade secrets, to determine the validity and scope of the rights to technologies of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and, as a result, could have a material adverse effect on our business, financial condition or results of operations.



PAGE-5-



8) Government Approval of Principal Services

The marketing communications industry is subject to extensive government regulation, both domestic and foreign, with respect to the truth in and fairness of advertising. UgoMedia must comply with Federal Trade Commission regulations with respect to the marketing of products and services and similar state regulations. In addition, there has had been an increasing tendency in the United States on the part of businesses to resort to the judicial system to challenge comparative advertising of their competitors on the grounds that the advertising is false and deceptive.

9) Effect of existing or probable governmental regulations on the business

We believe that we are in compliance with, and will be able to comply, in all material respects, with laws and regulations governing our operations. Although there are currently few laws or regulations directly governing access to or commerce on the Internet, due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers, which could decrease the demand for our services.

12) Number of total employees and number of full time employees

We  presently have 10 full-time and two part-time employees.   In
addition, we utilize two sales persons that are classified as independent consultants and are not considered our employees.

C.     Reports to Security Holdings

(1)  Annual reports

Although  UgoMedia  has not been required to  do  so,  we  intend
voluntarily to deliver annual reports to security holders.   Such
annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, we have not been filing periodic reports with the SEC. However, the purpose of this Registration Statement is to become a fully reporting company on a voluntary basis. Hence, UgoMedia will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

Our corporate offices are located at 3200 Polaris Avenue, Suites 27, 28 and 29, Las Vegas, Nevada 89102. We sublease this approximately 3,000 square foot office space, on a three-year lease at a rate of $2,642 per month, from a customer. Payment over the term of the lease increase at the following rates:

              Dates                      Rates
              ------------------------------------
              May 1, 2001 through       $2,642.00
              April 30, 2002

              May 1, 2002 through       $2,721.00
              April 30, 2003

              May  1, 2003 through      $2,802.00
              April 30, 2004



PAGE-6-



The  lease  will expire on April 30, 2004.  We do  not  have  any
additional  facilities.   Additionally, there  are  currently  no
proposed programs for the renovation, improvement or development of the property being utilized by us.

We expecting to relocate our corporate headquarters to Indianapolis, Indiana in the second quarter of 2002. The Las Vegas, Nevada location will be designated for Production and will be moved to a smaller location, while the Indianapolis office will be designated a Marketing & Administration office.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.







PAGE-7-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

B.     Holders

As  of December 31, 2001, there are 345,700 outstanding warrants.
The terms and holders of the warrants are as follows:

   Date                               Underlting    Terms      Exercise
  Issued    Holder                    Shares                   Price
-----------------------------------------------------------------------
 November   Edward Joyce, Director    100,000    Exercisable    $0.10
 1, 2000    3200 Polaris Ave.,                   upon issuance   per
            Ste. 28                              for a period   share
            Las Vegas, Nevada                    of two years.
            89102

 November   Larry D. Woolf,           100,000    Exercisable    $0.10
 1, 2000    Director                             upon issuance   per
            3200 Polaris Ave.,                   for a period   share
            Ste. 28                              of two years.
            Las Vegas, Nevada
            89102

 November   NevWest Securities Corp.  145,700    Exercisable    $0.11
 1, 2000                                         upon issuance   per
            2654  W. Horizon Ridge               for a period   share
            Pkwy., Suite B-3                     of two years.
            Las Vegas, Nevada
            89052

C.     Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

D.       Securities   authorized  for   issuance   under   equity
compensation plans

Not applicable.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:



PAGE-8-



  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  2.   Our ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

B.     Management's Discussion and Analysis

Results of Operations

For the Year Ended December 31, 2001 compared to the Period commencing August 22, 2000 and ended December 31, 2000:

                    Year     Period     %
                    ended    ended    change
                   December  December
                     31,      31,
                    2001     2000               Reasons/Trends
--------------------------------------------------------------------
Revenues

Marketing and      41,206    1,500   2647.0 We attained new clients
Advertising                            7%   by using Yellow Pages

Network Consulting 180,348     -      N/A   We acquired clients and
& Development                               client contracts from
                                            Digitalink

Website Hosting    172,395  40,212   328.72 We implemented our
                                       %    strategy of targeting
                                            higher revenue website
                                            projects by direct
                                            selling, network
                                            marketing, and direct
                                            mail.

Website Design and 46,427    3,971   1069.1 We cross-sold our
Development                            5%   website design clients
                                            and hosted their
                                            websites and sold new
                                            accounts in San Diego,
                                            Ca. as well as Las
                                            Vegas, NV.
--------------------------------------------------------------------
Total              440,376  45,683
--------------------------------------------------------------------



PAGE-9-



Cost of Revenues

Labor               6,223    3,548   75.39% We realized an increase
                                            in labor costs due to
                                            our need to hire part-
                                            time employees to help
                                            finalize client
                                            projects

Web Design Costs   119,061  20,446   482.32 In accommodating the
                                       %    new influx of business
                                            we hired new personnel
                                            and also outsourced a
                                            small portion of our
                                            website design.

Maintenance        12,165    3,664   232.01 Part-time employees
                                       %    were hired to help
                                            maintain, improve, and
                                            update client projects

Other              15,463   12,096   27.84% Domain registration and
                                            general professional
                                            fees were incurred in
                                            the course of growing
                                            the client base.
--------------------------------------------------------------------
Total              152,912  39,754
--------------------------------------------------------------------
Gross Profit       287,464   5,929
====================================================================


We generated $440,376 in gross revenues for the year ended December 31, 2001. Cost of sales for the period was $152,912, resulting in a gross profit of $287,464. Total expenses, comprised primarily of general and administrative expenses, as well as some depreciation and amortization, were $390,835 during the year ended December 31, 2001, compared to $329,699 for the year ended December 31, 2000. Although stock based compensation decreased from $326,600 for 2000 to 0 for 2001, this was more than offset by an increase in general and administrative expenses to $384,201 in 2001 compared to $2,403 in 2000 as we ramped up our operations. We expect these expenses to increase as we develop our business plan. We thus experienced a net loss of $128,514 for the 2001 year compared to a net loss of $320,648 for 2000.

During this year our management started implementing a new strategy to turn around our main revenue stream by adding new products and services. During the months of July and August we began final stage development of a new e-commerce, shopping- cart software, finalized an agreement to create a datacenter within Las Vegas and trimmed down our web design projects, which enabled us to focus more on recurring revenue growth using Network Consulting and Hosting services.

Our new e-commerce software consists of a custom coded shopping-cart configuration that includes a custom Microsoft-R-Access-R- or MSQL-R- database. The product is sold as a stand-alone database that integrates with the customers web site, Intranet, and/or POS systems. It is designed for custom setup and maintenance by our technicians, and is portable from server to server. The name, patent and trademark of the product are also being developed. We plan to launch our new product in February 2002. Proto-types are now being beta-tested on numerous websites, including the ugomedia.com web site.

During the last quarter we experienced a sharp increase in sales with December being the best month of the year in terms of sales revenues. Management cut costs across the board and was able to increase sales volume in all steams of revenue with website design returning as a main vehicle for revenue growth. Management started seeing a resurgence of design projects starting in October which escalated and continued into December. Management also realized a short decline in hosting revenues and believes it was due to growing competition in the hosting markets. Management has taken steps to become more competitive including lowering hosting prices and adding more features to all hosting packages. Management believes that this will not affect the gross margins of the hosting revenue stream and will allow the flexibility to include higher end services such as collocated and dedicated systems for larger clients and will become much efficient to operate due to software advances such as Citrixr and Microsoftr terminal server which enables remote access and management. Also the market prices for information technology equipment has fallen sharply and management plans to take advantage of this price gap and add more server space along with more marketing reps to fill the space.

Management  effectively deployed direct  mail  marketing  in  Las
Vegas,  Nevada  and  San  Diego,  California  and  attained   new
clientele in both markets. In February we launched our new ecommerce software named ugoMedia Softproc. The software was beta-tested for three months and is a custom set of scripts and software coding that enables companies to integrate their website into their interoffice accounting system using Quickbooksr and our ecommerce shopping system.



PAGE-10-



We continue to sign new customers, train our employees and develop new marketing campaigns.

Our priorities for the next 12 months of operations are:

1. Expand our clientele base through marketing and advertising, Internet site, direct sales efforts and personal and business contacts;

2.   Continue to train the entire staff;

3.   Developing further strategic relationships;

4. Develop new customers for e-commerce applications software by implementing our product on our current customers web sites and hosting accounts;

5. Improve our creative and technical talents and improve our service offerings.

Expand  our clientele base - Our management plans  to expand  our
clientele  base  by increasing our visibility  on  and   off  the
Internet. We plan to advertise, by placing links to our website on an associate's or client's web pages, search engine keywords, yellow pages, flyer distribution and broadcast faxing. We also plan to continue to pursue sales leads, send mailers, hire telemarketing firms and salespeople, encourage word- of-mouth advertising by building client satisfaction and establish long-term relationships with clients.

Continue to assemble a knowledgeable staff - We believe that to manage growth, we must add experienced employees. We require a college degree in their field of endeavor and/or equivalent life experience. We intend to recruit from universities, employment agencies and competitors. We do not anticipate adding a significant number of employees within the next 12 months and only intend to hire personnel as growth and operations demand. However, considering UgoMedia currently employs 10 individuals, the addition of two or three employees may be deemed significant.

Developing strategic relationships - We believe that cultivating relationships with entities and individuals potentially provides us access to new sales leads or penetration into markets where we do not currently operate. We intend to seek strategic ventures or relationships to broaden our operations.
Potential opportunities arise infrequently, and management has no policy dictating procedures for entering into such relationships and intends to evaluate each on a case-by-case basis. We have not entered into any such relationships not already disclosed.

Develop new customers for the e-commerce applications software - Management believes that we have developed a proprietary software application that has the potential to become a market leader in the e-commerce software market space. Constant changes may or may not happen in this industry, and although management is optimistic at this time, competition in this industry is fierce and could become more populated by competitors. Management has not yet developed a method for future deployment of the software and is currently evaluating the prospective by beta testing and selling to current customers to create a presentation and clientele base for future sales prospects.

Improve talent and service offerings - Constant improvement and keeping pace with changes in our industry is vital to our business operations. Management encourages employees to seek additional training and to educate themselves about new technologies. We intend to develop training and educational programs for personnel to keep pace with changes in technology. Such programs are in development.

We cannot assure you that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition in the Computer Network Consulting, Internet Services, and E-commerce Software markets could force us out of business. If we require more capital, we may be required to raise additional capital via a public or private offering of equity or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.



PAGE-11-



Our  revenues were derived solely from the services  we  provide.
Examples of certain material contracts are as follows:

Date   Customer Name        Services Contracted for  One-Time   Recurring
                                                     Reveneues  Revemues
                                                                (if any)
---------------------------------------------------------------------------
9/19/  Vegas Vacations      Web site design,            $      $286/month
00     1515 E. Tropicana,   development and           4,040        for
       #710C                hosting; email set-                    24
       Las Vegas, NV 89119  up; search engine                    months
                            registration;
                            graphic design

12/4/  Hygenistonline.com   Web site design,         $5,070     $70/month
00     1409 Esther Dr.      development and                       for
       Boulder City, NV     hosting; database                     12
       89005                development; search                 months
                            engine  registration;
                            cold fusion
                            programming; CGI and
                            Java scripting;
                            graphic design

1/11/  Virgen Advertising   Web site design,         $3,930     $30/month
01     Corp.                development and                        for
       235 E. Warm Springs  hosting; CGI and                       12
       Rd.                  Java scripting                        months
       Las Vegas, NV 89119

2/27/  Wow Technologies     Web site design and      $5,000   Non-recurring
01     Group/               development
       Luxcard.com
       811 Grier Drive
       Las Vegas, NV 89119


     Gross margin

Our gross margin for the period from inception through December 31, 2001, as a percentage of revenues was 63.91%. We believe that the costs attributable to the support and maintenance of our staff, such as occupancy, recruiting, and salaries or sales commissions, will increase at a slower rate than the overall growth in our business.

     Liquidity

During  the  year  ended  December  31,  2001,  had  revenues  of
$440,376 and we incurred operating losses of $128,514. In addition, as of December 31, 2001, we had only $31,129 of current cash available. This is only sufficient to meet our needs for the next 6 months. We will need at least $100,000 to continue operations for the next 12 months. Further, in order to implement our planned business and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report dated December 31, 2001 that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Nonetheless, our poor financial condition could inhibit our ability to achieve our business plan.



PAGE-12-



The   following  tables  provide  a  projection  of  our  current liabilities.


     Description          Payee    July-02  Aug-02  Sept-02  Total
-------------------------------------------------------------------
Capital lease payments     Dell          $      $      $       $
  for Dell computers    Financial      334    339    345    3,779
                         Services

                                         $      $      $   $3,779
                                       334    339    345

We entered into a wholesale broker agreement on January 23, 2001 with Digital Impression & Stamper Company, a Utah LLC. DISC manufactures custom multi-media CD-ROMs and DVDs. In the agreement, we will design and develop multi-media marketing programs that are to be digitally mastered and manufactured by DISC for our clients, with exclusivity in the State of Nevada. The average retail sales price per CD-ROM is $0.55, with an average cost to UgoMedia of $0.19 cents per CD-ROM from DISC.
Our aggregate cost to satisfy our obligations with DISC would therefore be $190,000 over the course of one year.

An overview of the material terms of each contract is as follows:

Wholesale  Broker  Agreement  with Digital  Impression  &  Stamper
Company

Material     Rights/Payme  Rights/Payme  Conditions    Termination
Obligations  nts  Due  to  nts  Due  to  to be Met     Provisions
             UgoMedia      DISC
-------------------------------------------------------------------
DISC to      Deliver  CD-  UgoMedia  to  UgoMedia      Terminates
provide      ROM and DVD-  purchase      commits to    on   January
current and  ROM           products      purchase an   24,    2003.
future       mastering,    from    DISC  annual        Either party
products and reproduction  per      the  volume of at  may
services to  and labeling  catalog   of  least         terminate
UgoMedia.    services  as  products.     1,000,000     with 30 days
             ordered   or                CDs and/or    written
             requested.                  DVDs with     notice after
                                         the average   term     has
                                         order  being  expired.
                                         25,000 per
                                         order and a
                                         minimum
                                         order of
                                         5,000 CDs.

 Item 3.     Description of Property

A.   Description of Property

Our corporate offices are located at 3200 Polaris Avenue, Suites 27, 28 and 29, Las Vegas, Nevada 89102. We sublease this approximately 3,000 square foot office space, on a three-year lease at a rate of $2,642 per month, from a customer. Payment over the term of the lease increase at the following rates:

            Dates                      Rates
            -----------------------------------
            May 1, 2001 through      $2,642.00
            April 30, 2002

            May 1, 2002 through      $2,721.00
            April 30, 2003

            May  1, 2003 through     $2,802.00
            April 30, 2004

The  lease  will expire on April 30, 2004.  We do  not  have  any
additional  facilities.   Additionally, there  are  currently  no
proposed programs for the renovation, improvement or development of the property being utilized by us.


ITEM 7.  FINANCIAL STATEMENTS



PAGE-13-










                UGOMEDIA INTERACTIVE CORPORATION

                  AUDITED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 & 2000









PAGE-14-



                            CONTENTS


INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS:

Balance Sheets - Assets                                         1

Balance Sheets - Liabilities and                                2
Stockholders' Equity

Statement of Operations and                                     3
Accumulated Deficit

Statement of Changes in                                         4
Stockholders' Equity

Statement of Cash Flows                                         5

NOTES TO FINANCIAL STATEMENTS:                               6-12










PAGE-15-



                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors
UgoMedia Interactive Corporation

We have audited the accompanying balance sheets of UgoMedia Interactive Corporation (a Nevada Corporation) as of December 31, 2001 and December 31, 2000 and the related statements of operations and retained earnings, changes in stockholders' equity, and cash flows for the periods ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UgoMedia Interactive Corporation as of December 31, 2001, and 2000, and the result of its operations and its cash flows for the periods ended December 31, 2001 and 2000, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in 9 to the financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              Chavez & Koch, CPA's, Ltd.

March 20, 2002
Henderson, Nevada



PAGE-16-F1



                UGOMEDIA INTERACTIVE CORPORATION
                     BALANCE SHEETS - ASSETS
                AS OF DECEMBER 31, 2001 AND 2001

                             ASSETS

                                   12/31/2001       12/31/2000
                                 ---------------------------------
CURRENT ASSETS
Cash                                     $31,129          $13,089
Accounts receivable                       78,209                -
Prepaid expenses                               -           20,375
Due from officer                           1,604                -
Total current assets                     110,942           33,464
                                 ---------------------------------
PROPERTY AND EQUIPMENT
Computer software                          1,527           10,445
Office equipment                          34,223                -
Office furniture                           4,580                -
Less - accumulated depreciation          (7,300)            (696)
Total property and equipment,             33,000            9,749
net                              ---------------------------------

TOTAL ASSETS                            $143,942          $43,213
                                 =================================



   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-17-F2



                UGOMEDIA INTERACTIVE CORPORATION
      BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                AS OF DECEMBER 31, 2001 AND 2001

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                   12/31/2001       12/31/2000
                                 ---------------------------------
CURRENT LIABILITIES:
Accounts payable                         $24,326             $916
Deferred revenue                           8,738                -
Payroll liabilities                       16,392                -
Payroll tax liabilities                    3,462                -
Total current liabilities                 52,918              916
                                 ---------------------------------
TOTAL LIABILITIES                         52,918              916
                                 ---------------------------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000                   4,938            3,450
authorized; 4,938,000 and
3,450,000 issued and outstanding
as of December 31, 2001 and
December 31, 2000, respectively;
  par value of $0.001
Preferred stock; 5,000,000                     -
authorized; none issued and
outstanding as of December 31,
2001; par value of $0.001
Additional paid in capital               508,762          349,050
Donated capital                           26,486           10,445
Accumulated deficit                    (449,162)        (320,648)
                                  --------------------------------
TOTAL STOCKHOLDERS' EQUITY                91,024           42,297
                                  --------------------------------
TOTAL LIABILITIES AND                   $143,942          $43,213
STOCKHOLDERS' EQUITY              ================================




   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-18-F3



                UGOMEDIA INTERACTIVE CORPORATION
         STATEMENTS OF OPERATIONS  and ACCUMLATED DEFICT
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000


                              12/31/2001  12/31/2000
                           ---------------------------
REVENUES
Service                          $364,129     $36,076
Maintenance                        76,247       9,607
Total revenues                    440,376      45,683
                           ---------------------------
COST OF REVENUES
Labor                               6,223       3,548
Web design cost                   119,061      20,446
Maintenance                        12,165       3,664
Other                              15,463      12,096
Total cost of revenues            152,912      39,754
                           ---------------------------
Gross profit                      287,464       5,929
                           ---------------------------
EXPENSES:
General and administrative        384,201       2,403
Stock based compensation                -     326,600
Depreciation                        6,634         696
Total expenses                    390,835     329,699
                           ---------------------------
Operating loss                  (103,371)   (323,770)

OTHER INCOME (EXPENSES):
Other income                        3,674       3,122
Interest income                     2,115           -
Other expenses                   (30,932)           -
Total other income (expenses)    (25,143)       3,122

Loss before taxes               (128,514)   (320,648)
Income tax expense                      -           -
                           ---------------------------
NET LOSS                        (128,514)   (320,648)

ACCUMULATED DEFICIT,            (320,648)           -
beginning of period
                           ---------------------------
ACCUMULATED DEFICIT, end of    $(449,162)  $(320,648)
period

Weighted average number of      4,568,860   2,715,242
shares outstanding         ===========================

Net loss per share                $(0.10)     $(0.12)
                           ---------------------------



   The accompanying independent auditors' report and the notes to financial statements should be
   read in conjunction with these Statements of Operations and
                      Accumulated Deficit.



PAGE-19-F4



                UGOMEDIA INTERACTIVE CORPORATION
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD ENDED DECEMBER 31, 2001 AND 2000


                   Shares  Value  Additional  Stock  Accumulated Total
                                   Paid in    Issued   Deficit   Stockholders'
                                   Capital    for     Dev.Stage  Equity
                                              Future
                                              Services
                 ------------------------------------------------------------

Issued for cash
August 22, 2000   856,666   $856  $84,811      $-         $-     $85,667


Issued for cash
September 28,   2,443,334  2,444  241,889       -          -     244,333
2000

Donated capital
September 30,           -      -        -  10,445          -      10,445
2000

Issued for
prepaid expenses
September 30,    150,000     150   22,350       -          -      22,500
2000

Net income
December 31,           -       -        -       -   (320,648)   (320,648)
2000             ------------------------------------------------------------

Total
December 31,   3,450,000   3,450  349,050  10,445   (320,648)    42,297
2000

Donated capital
January 31, 2001       -       -        -  16,041          -     16,041


Issued for cash
March 30, 2001  1,457,000  1,457  144,243       -          -    145,700


Issued for cash
May 2, 2001         1,000      1      499       -          -       500
May 4, 2001        10,000     10    4,990       -          -     5,000

Issued for cash
August 29, 2001    20,000     20    9,980       -          -    10,000

Net loss
December 31,            -      -        -       -   (128,514) (128,514)
2001             ------------------------------------------------------------

Total
December 31,    4,938,000 $4,938 $508,762 $26,486  $(449,162)  $91,024
2001             ============================================================


   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.



PAGE-20-F5



                UGOMEDIA INTERACTIVE CORPORATION
                    STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000


                                 12/31/2001  12/31/2000
                               --------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                         $(128,514)  $(320,648)

Adjustments to reconcile net
loss to net cash
       from operating
  activities:
Depreciation                         6,634        696
Increase in accounts receivable   (78,209)          -
Decrease (increase) in prepaid      20,375   (20,375)
expenses
Increase in due from officer       (1,604)          -
Increase in accounts payable        23,410        916
Deferred revenue                     8,738          -
Increase in other payables          19,854          -
Net cash used in operating       (129,316)  (339,411)
activities                     --------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Computer software                    8,918   (10,445)
Office equipment                  (34,223)          -
Office furniture                   (4,580)          -
Net cash used in investing        (29,885)   (10,445)
activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issuance                       1,488      3,450
Additional paid in capital         159,712    349,050
Donated capital                     16,041     10,445
Net cash provided by financing     177,241    362,945
activities                     --------------------------

NET INCREASE IN CASH                18,040     13,089

CASH, BEGINNING OF PERIOD           13,089          -

CASH, END OF PERIOD                $31,129    $13,089
                               ==========================
SUPPLEMENTAL INFORMATION:
Interest Paid                           $-
                               ==========================
Income taxes paid                       $-
                               ==========================


   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with these Statements of Cash Flows.



PAGE-21-F6



             UGOMEDIA INTERACTIVE CORPORATION, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND PURPOSE

     Organization and Purpose

     UgoMedia Interactive Corporation (a Nevada corporation) has been organized for the primary purpose of performing services for companies relating to internet web design. The Company is an Internet design and networking company. The Company's principle business objective is to provide clients with the advertising, computer networking and communication services desired. The Company was incorporated in the state of Nevada on August 22, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     UgoMedia Interactive Corporation's policy is to prepare its financial statements on the accrual basis of accounting.
     The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions which are discussed in Note
     3, 4, and 5.

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

             Software            5 Years
             Office Equipment    5 Years
             Office Furniture    7 Years



PAGE-22-F7



             UGOMEDIA INTERACTIVE CORPORATION, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition and Costs of Revenue

     The Company recognizes revenue when the earning process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptable collectibility is probable, and pricing is fixed and determinable. If significant obligations (e.g., rights of return and rework) remain after delivery, revenue is deferred until such obligations are fulfilled.

     In accordance with SOP 97-2, and in conjunction with SOP 81-1 "Accounting for Performance of Construction-type and Certain Production -type Contracts," the Company accounts for certain software development contracts using the percentage of completion method. The amount of revenue recognized is the percentage of total contract price that the direct labor costs expended to date bear to the anticipated final direct labor costs, based on current estimates of the costs to complete. Revenues are deferred if vendor specific objective evidence of fair value does not exist for any undelivered elements. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known.

     Maintenance revenues (e.g., web site hosting) are generally billed and recognized ratably over the term of the contract. Service revenues (e.g., network consulting and marketing research) are generally billed monthly. Minimum fees are recognized ratably over the term of the contract.
     Additional services are billed and recognized as the services are rendered. License fees are generally recognized when the software has been delivered and all significant obligations have been met. Expenses associated with these services are generally recognized in the period they are incurred.

     The   Company  records  deferred  revenue  for  any  amounts
     received in advance of the completion of the maintenance period and for any amounts received prior to their being earned under the percentage of completion method.

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income
     (loss) for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share. The Company has issued warrants that could potentially dilute basic earnings per share in the future, but these warrants are not included in the current computation of diluted earnings per share because to do so would have been antidilutive for the period ended December 31, 2001.



PAGE-23-F8



             UGOMEDIA INTERACTIVE CORPORATION, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no tax deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. The company has net operating loss carry forwards as follows:

                 Year      Amount   Expiration
                -------------------------------
                 2000      $320,68     2010
                 2001     $128,514     2011

     Advertising

     Advertising   costs  are  to  be  expensed  when   incurred.
     Advertising expenses for the periods ended December 31, 2001 and December 31, 2000 were $10,971 and $0, respectively.

NOTE 3 - PREPAID EXPENSES

     The prepaid expenses consists of consulting fees associated with future services to help the Company develop a business plan and establish its organization and infrastructure. A stockholder has promised to provide future services valued at $22,500 (based on an estimate of the number of hours required multiplied by standard hourly rate and on the cost of similar services provided by other similar service providers) in exchange for 150,000 shares of stock. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment letters received from the NASD. The agreements continue until the Company's securities are qualified for quotation on the over the counter bulliten board.

     The original amount of prepaid services was $62,500. These prepaid expenses have been expensed as the related work is performed. For the period January 1, 2001 through December 31, 2001, all of the consulting fees were earned and expensed. All of the shares related to the prepaid expenses have been issued to the stockholders as of December 31, 2001 and are fully vested and non-forfeitable.



PAGE-24-F9



             UGOMEDIA INTERACTIVE CORPORATION, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 4 - FIXED ASSETS

     One of the shareholders donated office equipment which totaled $26,486. Also, the Company has entered into several capital leases; whereby it acquired $18,900 of office equipment. On April 24, 2001, the Company assumed control of several assets from a company previously located at the Company's office location. These assets consisted of office furniture and fixtures. The estimated value of these assets was determined to be next to nothing; therefore there was no consideration given in exchange for these assets and there has been no impact on the financial statements as of December 31, 2001 and for the period then ended.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company provides and receives services to and from related parties.

     For the period of January 1, 2001 to December 31, 2001, the following services have been rendered to the related parties:

                                     January 1,     Inception
                                       2001            to
                                        To          December
                                    December 31,      2000
                                       2001
                                   ----------------------------
          UgoMedia.com                $24,335          $-
          024 Studio                    1,519         3,200
          Snapdragon Interactive       10,975           -

     The Company provided website design services to these companies.

     For the period of January 1, 2001 to December 31, 2001, the following services have been received from the related parties:

                                    January 1,     Inception
                                       2001            to
                                        To          December
                                   December 31,       2000
                                       2001
                                  ---------------------------
          UgoMedia.com                $20,190          $-
          024 Studio                   44,494         22,366
          Snapdragon Interactive       16,632         1,075

     These companies provided multi media web site design services for the Company.

     One of the shareholders of the Company was a partner and board member in UgoMedia.Com, which ended operations as of April 1, 2001. This same shareholder also sat on the board of directors of 024Studio and Snapdragon Interactive. Snapdragon Interactive also ended its operations on April 1, 2001.

     Digitalink Company

     On April 1, 2001, the Company entered into a Plan and Agreement of Acquisition with Digitalink Company. Under this Plan and Agreement the Company acquired certain assets consisting of customer lists and the rights to hire certain related



PAGE-25-F10



             UGOMEDIA INTERACTIVE CORPORATION, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

     employees. As consideration for this agreement the Company hired the employees and continued to service the customers.

NOTE 6 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     August 22, 2000 -- UgoMedia incorporated in Nevada. The
     Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     August 22, 2000 -- UgoMedia issued to the sole company founder, Michael Stapleton, 856,666 shares of common stock
     at $0.001 par value in exchange for cash of $956.    These
     shares were fully paid and non-assessable. All shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 28, 2000 -- UgoMedia issued 2,443,334 shares to officers and key employees at $0.001 par value in exchange for cash of $2,444. of the Company as follows: All shares were issued in accordance with Section 4(2) of the Securities Act of 1933. Based sales of its common shares for $0.10 during the first quarter of 2001, the Company recorded stock based compensation expense, related to the above issuances, of $326,600 in 2000 for the difference between the estimated fair value of $0.10 per share and the amount paid of $0.001 per share.

     All shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 30, 2000 -- UgoMedia issued 150,000 shares of $0.001 par value common stock to GoPublicToday, Inc. in exchange for prepaid services in the amount of $22,500.
     The fair value of the transaction is based on an estimate of the number of hours required multiplied by standard hourly rates and on the cost of similar services provided by other
     similar service providers.   These shares were issued in
     accordance with Section 4(2) of the Securities Act of 1933.

     January 4, 2001 -- The State of Nevada issued a permit to
     UgoMedia to sell securities pursuant to UgoMedia's application for registration by qualification of an offering of Common Stock in the state.

     March 31, 2001 -- UgoMedia closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities Act, as amended, whereby it sold a total of 1,457,000 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, 1,457,000 shares were issued in exchange for cash in the amount of $145,700 net of offering costs in the amount of $13,450. Of the total cash received, $1,457 is considered common stock and $144,243 is considered additiona paid-in capital. There have been no other issuances of common stock or preferred stock.UgoMedia sold all 1,457,000 shares of its common stock to approximately 67 unaffiliated shareholders, none of whom were/are officers.



PAGE-26-F11



             UGOMEDIA INTERACTIVE CORPORATION, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     May 7, 2001 -- Pursuant to Rule 504 of the 1933 Securities
     Act, as amended, UgoMedia sold a total of 11,000 shares of its $0.001 par value common stock at $0.50 per share to outside investors.

     August 8, 2001 -- Pursuant to Rule 504 of the 1933
     Securities Act, as amended, UgoMedia sold 20,000 shares of $0.001 par value common stock to Pumpkin Fund I, Inc. in exchange for cash in the amount of $10,000.

NOTE 7 - WARRANTS AND OPTIONS

     As of December 31, 2001, the following 345,700 warrants have been issued to acquire any additional shares of common stock.

     On November 1, 2000, 200,000 warrants were granted to the company directors in lieu of director fees and they were considered vested and exercisable upon receipt. These directors are not employees of the Company. The warrants expire 24 months from the grant date. The purchase price is $0.10 per share upon the exercise of the warrants. Because the value at the date granted was less than the exercise price, there is no aggregate value as of December 31, 2001. No value has been assigned to the services these directors will provide.

     On November 1, 2000, 145,700 warrants were granted to NevWest Securities for their services and lieu of professional fees and they are considered vested and exercisable upon receipt. NevWest Securities is the Agent of Issuer and the professional fees are associated with this service the warrants expire 24 months from the grant date. The purchase price is $0.11 per share upon the exercise of the warrants. Because the value at the date granted was less than the exercise price, there is no aggregate value as of December 31, 2001. No value has been assigned to the services NevWest will provide.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a 36 month lease commencing on May 31, 2001 and ending on April 30, 2004. These lease payments total $31,704 for May 1, 2001 through April 30, 2002, $32,652 for May 1, 2002 through April 30, 2003 and $33,624 for May 1, 2003 through April 30, 2004.

     The Company has entered into a 24 month wholesale broker agreement with Digital Impression & Stamper Company, LLC commencing on January 23, 2001 and ending on January 24, 2003. The agreement provides for payments totaling $190,000 over
     the course of the two years.    The agreement is to provide
     current and future products and services to the Company.

NOTE 9 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's expenses have significantly exceeded its source of revenue.



PAGE-27-F12



             UGOMEDIA INTERACTIVE CORPORATION, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 9 - GOING CONCERN (CONTINUED)

     Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through the sale of stock in various offerings. Management has also taken measures to reduce expenses significantly.


NOTE 10 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142, which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.



PAGE-28-F13




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

            Name        Age          Position           Appointed
 -------------------------------------------------------------------
       Michael W.        35     President, CEO and      August 22,
       Stapleton                    Director              2000

       Dennis Szymczak   33  Chief Technology Officer   August 22,
                                   and Director            2000

       Michel Pusateri   32  Executive Vice President,  August 22,
                              Chief Operating Officer      2000
                                   and Director

       Edward A. Joyce   57          Director           January 3,
                                                           2001

       Larry D. Woolf    35          Director           January 3,
                                                           2001

Michael W. Stapleton, President, CEO and Director - The original founder of UgoMedia Interactive Corporation, Mr. Stapleton has more than 15 years of experience in starting, managing and leading technical based businesses that offer services and products. After studying business at Ball State University for two years, Mr. Stapleton left in 1987 to start Indiana Laser Technologies Corporation, a computer software, products and services company that serviced high-end computer customers in Indianapolis. After five years of operations, he sold that company's customer base to Toshiba Corporation. In 1994, he started another company in Las Vegas, Nevada called Stapleton Office Systems, a digital printer and computer services company. For the five years prior to founding UgoMedia Interactive, Mr. Stapleton founded and was the President and CEO for UgoMedia.com, Inc.

Dennis Szymczak, Chief Technology Officer and Director - Mr. Szymczak owned and operated Digitalink, a computer consulting firm specializing in network set-up and administration of Windows 95, 98, NT, 2000, Linux and Macintosh systems; Windows and web based software development; WAN creation utilizing current connectivity technologies; BPN and Third Client implementation; Integration of multiple platform systems and networks. Prior to starting Digitalink in 1997, He has also worked as a trainer, programmer and systems troubleshooter for Custom Automated System Support and as a supervisor in the service department for The Copy Man.

Michel Pusateri, Executive Vice President, Chief Operations Officer and Director - Ms. Pusateri is the owner and operator of UgoMedia Interactive Corporation. Prior to her work with UgoMedia, she worked as a senior graphic artist with RH Donnelley, National Yellow Page Publishers where she was co-team leader on special projects for the National Department for over one year, including the use of two proprietary applications on both computer platforms, reporting directly to process leaders, team meetings. She graduated Cum Laude from Marywood College in Scranton, Pennsylvania with a Bachelor of Fine Arts in Photography/Graphic Arts Major. Ms. Pusateri was employed by RH Donnelley as National Graphics Team Leader and UgoMedia.com, Inc. as Vice President and COO for the five years prior to joining UgoMedia Interactive Corporation.



PAGE-29-



Edward A. Joyce, Director - Mr. Joyce has more than 35 years of experience leading and managing both service and product related businesses. He serves on the faculty as a professor of Management at the University of Nevada, Las Vegas, School for Business and Economics as well as several public and private company boards. For 16 years, Mr. Joyce was an administrator within various proprietary health care groups. Upon leaving proprietary health care, Mr. Joyce developed his own firm that developed and marketed a computerized Acute Hospital Material Management/DRG Software System. Most recently, Mr. Joyce was retained as a strategic planner by PurchasePro.com and Profitscape.com. Mr. Joyce is a candidate for a Doctorate in Public Administration from Arizona State University. He has an MBA from Pepperdine University and undergraduate degrees from the University of Arizona in psychology and chemistry.

Larry D. Woolf, Director - Over the last five years, Mr. Woolf has been a senior executive with The Navegante Group, Inc., a casino development and management company, recently promoted to Senior Vice President and Chief Operating Officer. Recently, Mr. Woolf has focused on the development of feasibility and market studies, operational assessments, proposals, business strategies, internal controls, as well as finance and administration. As part of the pre-opening marketing team for the MGM Grand Hotel and Casino, Mr. Woolf participated in initial trips to Asia, where he helped the company establish branch offices and identify potential marketing representatives. Lately, Mr. Woolf has assisted the Texas Information Development Commission as a casino operations compliance consultant.

Family Relationships

Michael  W. Stapleton, President and CEO of UgoMedia,  and  Debra
Stapleton, Marketing Manager, are married.

Christopher Stapleton is Michael W. Stapleton's brother.

Shareholder  Connie  Pusateri is the mother of  Michel  Pusateri,
Executive Vice President, Chief Operating Officer and Director of
UgoMedia.

Directors

Our directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, the member of our board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have been drawing salaries since they were appointed to their positions.



PAGE-30-



                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

Michael W.     2001  42,000  0     0         0           0         0      0
Stapleton
President,
CEO and
Director

Dennis Szymczak 2001 42,000  0     0         0           0         0      0
Chief
Technology
Officer and
Director

Michel Pusateri 2001 42,000  0     0         0           0         0      0
Executive Vice
President, COO
 and Director

Employment Agreements

We do not have employment agreements.

Board Compensation

There were and are no arrangements pursuant to which any director was compensated in cash for the period from August 22, 2000 to December 31, 2001, for services provided as a director. However, we issued to Messrs. Joyce and Woolf each 100,000 warrants to purchase our common stock in exchange for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
--------------------------------------------------------------

Common   Michel L. Pusateri        966,666          19.75%
         3200 Polaris Ave.
         Stes. 27, 28, 29
         Las Vegas, Nevada
         89102

Common   Dennis Szymczak           966,666          19.69%
         3200 Polaris Ave.,
         Stes. 27, 28, 29
         Las Vegas, Nevada
         89102

Common   Michael W. Stapleton      866,666          17.65%
         3200 Polaris Ave.,
         Stes. 27, 28, 29
         Las Vegas, Nevada
         89102
--------------------------------------------------------------
Common   All directors and        3,750,000         60.00%
         named executive
         officers as a group
         (3 persons)
--------------------------------------------------------------
Common   Wazny Enterprises,        750,000          15.27%
         Inc. (1)
         500 N. Rainbow
         Blvd., Ste. #300
         Las Vegas, Nevada
         89107



PAGE-31-



1) Joseph Wazny is the President of Wazny Enterprises, Inc., which is a current customer of UgoMedia Interactive Corporation.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 4,938,000 shares of common stock outstanding as of March 28, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the period of January 1, 2001 to December 31, 2001, the following services have been rendered to the related parties:

                                    January 1,     Inception
                                       2001            to
                                        To          December
                                   December 31,       2000
                                       2001
                                   -----------     ----------
          UgoMedia.com                $24,335          $-
          024 Studio                   1,519         3,200
          Snapdragon Interactive      10,975           -

The Company provided website design services to these companies.

For the period of January 1, 2001 to December 31, 2001, the following services have been received from the related parties:

                                    January 1,     Inception
                                       2001            to
                                        To          December
                                   December 31,       2000
                                       2001
                                   ------------    ----------
          UgoMedia.com                $20,190          $-
          024 Studio                  44,494         22,366
          Snapdragon Interactive      16,632         1,075

These companies provided multi media web site design services for the Company.

One of the shareholders of the Company was a partner and board member in UgoMedia.Com, which ended operations as of April 1, 2001. This same shareholder also sat on the board of directors of 024Studio and Snapdragon Interactive. Snapdragon Interactive also ended its operations on April 1, 2001.

From August 2000 through January 2001, we entered into relationships with KSR Advertising, also known as Snapdragon Interactive Corporation, and ugoMedia.com, Inc. Pursuant to these informal relationships, we issued 650,000 shares of common stock to Ed River, principal of the companies in exchange for $650 cash, and 100,000 shares of common stock to Beth Schwartz, principal of the companies in exchange for $100 cash. These shares were issued pursuant to Section 4(2) of the Act.

024Studio is an Internet applications firm that we provide services to and receive services from. Our President and CEO, Michael W. Stapleton, sits on the Board of Directors for 024Studio.

On January 8, 2001, we dissolved our relationship with ugoMedia.com and Snapdragon Interactive and their principals.
The officers and directors of UgoMedia Interactive Corporation subsequently purchased the shares issued to Ed Rivera from him in a private transaction pursuant to Section 4(1) of the Act. Beth Schwartz retains her 100,000 shares of common stock. We no longer maintain any other relationship with either company or party.

On April 1, 2001, we agreed to acquire the customers and employees of Digitalink Company; a sole proprietorship owned by Dennis Szymczak, an officer and director of UgoMedia, in an agreement considered to be an asset purchase agreement. Mr. Szymczak has been involved with UgoMedia since its inception as Chief Technology Officer, director and founding shareholder. Mr. Szymczak currently serves as the Treasurer and Chief Financial Officer of UgoMedia. The agreement between Digitalink and UgoMedia was effectuated due to a mutual desire to expand the breadth of services that, individually, each company would be unable to offer.



PAGE-32-



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.












PAGE-33-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGOMEDIA INTERACTIVE CORPORATION, INC.

Date:  March 28, 2002

By:  /s/ Michael W. Stapleton
     -------------------------
     Michael W. Stapleton
     President and Director










PAGE-34-



                        INDEX TO EXHIBITS

Exhibit    Name and/or Identification of Exhibit
Number

  2        Plan of Acquisition, Reorganization, Arrangement,
           Liquidation or succession

             (a) Plan and Agreement of Merger with Dennis
               Szymczak/Digitalink Company*
             (b) Agreement with Micor EDC, Inc.*

  3        Articles of Incorporation & By-Laws

              (a) Articles of Incorporation of the Company.*
              (b) By-Laws of the Company.*

  10       Material Contracts

             (a) Web Development/Hosting Agreement - Vegas Vacations
               9/19/00*
             (b) Web Development/Hosting Agreement -
               Hygenistonline.com 12/4/00*
             (c) Web Development/Hosting Agreement - Virgen
               Advertising Group 1/11/01*
             (d) Web Development Agreement - Wow
               Technologies/Luxcard.com 2/27/01*
             (e) Wholesale Broker Agreement - Digital Impression &
               Stamper Company*



* Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.







PAGE-35-