Form 10KSB/A
period 2001-12-31
UGOMEDIA INTERACTIVE CORP
filed 2002-04-10
CIK 1138188

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

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



PAGE-4-



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



PAGE-6-



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

B.     Management's Discussion and Analysis

Results of Operations

For the Year Ended December 31, 2001 compared to the Period commencing August 22, 2000 and ended December 31, 2000:

                    Year     Period     %
                    ended    ended    change
                   December  December
                     31,      31,
                    2001     2000               Reasons/Trends
--------------------------------------------------------------------
Revenues

Marketing and      41,206    1,500   2647.07% We attained new clients
Advertising                                   by using Yellow Pages

Network Consulting 180,348     -      N/A     We acquired clients and
& Development                                 client contracts from
                                              Digitalink

Website Hosting    172,395  40,212   328.72%  We implemented our
                                              strategy of targeting
                                              higher revenue website
                                              projects by direct
                                              selling, network
                                              marketing, and direct
                                              mail.

Website Design and 46,427    3,971   1069.15% We cross-sold our
Development                                   website design clients
                                              and hosted their
                                              websites and sold new
                                              accounts in San Diego,
                                              Ca. as well as Las
                                              Vegas, NV.
--------------------------------------------------------------------
Total              440,376  45,683
--------------------------------------------------------------------



PAGE-9-



Cost of Revenues

Labor               6,223    3,548   75.39%   We realized an increase
                                              in labor costs due to
                                              our need to hire part-
                                              time employees to help
                                              finalize client
                                              projects

Web Design Costs   119,061  20,446   482.32%  In accommodating the
                                              new influx of business
                                              we hired new personnel
                                              and also outsourced a
                                              small portion of our
                                              website design.

Maintenance        12,165    3,664   232.01%  Part-time employees
                                              were hired to help
                                              maintain, improve, and
                                              update client projects

Other              15,463   12,096   27.84%   Domain registration and
                                              general professional
                                              fees were incurred in
                                              the course of growing
                                              the client base.
--------------------------------------------------------------------
Total              152,912  39,754
--------------------------------------------------------------------
Gross Profit       287,464   5,929
====================================================================

Reconciliation  of  Fiscal  Year  2001  Revenues   to   Financial
Statement

Our revenues are recorded on the financial statements in two categories, service and maintenance. Set forth below is a reconciliation of the revenues set forth in the table above to the revenues in the financial statements for fiscal year ended December 31, 2001.

Revenues                                Service        Maintenance
--------                                -------        -----------
Marketing and Advertising                   $41,206
Network Consulting & Development            104,101          $76,247
Website Hosting                             172,395
Website Design and Development               46,427

 Total                                     $364,129          $76,247


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



PAGE-10-



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



PAGE-11-



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



PAGE-12-



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


     Description          Payee    July-02  Aug-02  Sept-02  Total
-------------------------------------------------------------------
Capital lease payments     Dell          $      $      $       $
  for Dell computers    Financial      334    339    345    3,779
                         Services

                                         $      $      $       $
                                       334    339    345    3,779
                                     ==============================

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



PAGE-13-



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


ITEM 7.  FINANCIAL STATEMENTS












PAGE-14-









                UGOMEDIA INTERACTIVE CORPORATION

                  AUDITED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 & 2000

















PAGE-15-



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












PAGE-16-




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



PAGE-17-



                UGOMEDIA INTERACTIVE CORPORATION
                     BALANCE SHEETS - ASSETS
                AS OF DECEMBER 31, 2001 AND 2001

                             ASSETS

                                   12/31/2001       12/31/2000
                                  --------------------------------
CURRENT ASSETS
Cash                                     $31,129          $13,089
Accounts receivable                       78,209                -
Prepaid expenses                               -           20,375
Due from officer                           1,604                -
Total current assets                     110,942           33,464
                                  --------------------------------
PROPERTY AND EQUIPMENT
Computer software                          1,527           10,445
Office equipment                          34,223                -
Office furniture                           4,580                -
Less - accumulated depreciation          (7,300)            (696)
Total property and equipment,             33,000            9,749
net                               --------------------------------

TOTAL ASSETS                            $143,942          $43,213
                                  ================================






   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-18-F1



                UGOMEDIA INTERACTIVE CORPORATION
      BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
                AS OF DECEMBER 31, 2001 AND 2001

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                   12/31/2001       12/31/2000
                                 ---------------------------------
CURRENT LIABILITIES:
Accounts payable                         $24,326             $916
Deferred revenue                           8,738                -
Payroll liabilities                       16,392                -
Payroll tax liabilities                    3,462                -
                                 ---------------------------------
Total current liabilities                 52,918              916

TOTAL LIABILITIES                         52,918              916
                                 ---------------------------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000                   4,938            3,450
authorized; 4,938,000 and
3,450,000 issued and outstanding
as of December 31, 2001 and
December 31, 2000, respectively;
  par value of $0.001
Preferred stock; 5,000,000                     -
authorized; none issued and
outstanding as of December 31,
2001; par value of $0.001
Additional paid in capital               508,762          349,050
Donated capital                           26,486           10,445
Accumulated deficit                    (449,162)        (320,648)

TOTAL STOCKHOLDERS' EQUITY                91,024           42,297
                                  ---------------------------------
TOTAL LIABILITIES AND                   $143,942          $43,213
STOCKHOLDERS' EQUITY              =================================







   The accompanying independent auditors' report and the notes to financial statements should be
         read in conjunction with these Balance Sheets.



PAGE-19-F2



                UGOMEDIA INTERACTIVE CORPORATION
         STATEMENTS OF OPERATIONS  and ACCUMLATED DEFICT
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000


                              12/31/2001  12/31/2000

REVENUES
Service                          $364,129     $36,076
Maintenance                        76,247       9,607
                             -------------------------
Total revenues                    440,376      45,683
                             -------------------------
COST OF REVENUES
Labor                               6,223       3,548
Web design cost                   119,061      20,446
Maintenance                        12,165       3,664
Other                              15,463      12,096
Total cost of revenues            152,912      39,754
                             -------------------------
Gross profit                      287,464       5,929
                             -------------------------
EXPENSES:
General and administrative        384,201       2,403
Stock based compensation                -     326,600
Depreciation                        6,634         696
                             -------------------------
Total expenses                    390,835     329,699
                             -------------------------
Operating loss                  (103,371)   (323,770)

OTHER INCOME (EXPENSES):
Other income                        3,674       3,122
Interest income                     2,115           -
Other expenses                   (30,932)           -
                             -------------------------
Total other income (expenses)    (25,143)       3,122
                             -------------------------
Loss before taxes               (128,514)   (320,648)
Income tax expense                      -           -
                             -------------------------
NET LOSS                        (128,514)   (320,648)

ACCUMULATED DEFICIT,            (320,648)           -
beginning of period

ACCUMULATED DEFICIT, end of    $(449,162)  $(320,648)
period                       -------------------------

Weighted average number of      4,568,860   2,715,242
shares outstanding           -------------------------

Net loss per share                $(0.10)     $(0.12)
                             -------------------------



   The accompanying independent auditors' report and the notes to financial statements should be
   read in conjunction with these Statements of Operations and
                      Accumulated Deficit.



PAGE-20-F3



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



PAGE-21-F4



                UGOMEDIA INTERACTIVE CORPORATION
                    STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000


                                 12/31/2001  12/31/2000

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                         $(128,514) $(320,648)
Adjustments to reconcile net
loss to net cash
       from operating
  activities:
Depreciation                         6,634        696
Increase in accounts receivable   (78,209)          -
Decrease (increase) in prepaid      20,375   (20,375)
expenses
Increase in due from officer       (1,604)          -
Increase in accounts payable        23,410        916
Deferred revenue                     8,738          -
Increase in other payables          19,854          -
                                ----------------------
Net cash used in operating       (129,316)  (339,411)
activities                      ----------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Computer software                    8,918   (10,445)
Office equipment                  (34,223)          -
Office furniture                   (4,580)          -
                                ----------------------
Net cash used in investing        (29,885)   (10,445)
activities                      ----------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issuance                       1,488      3,450
Additional paid in capital         159,712    349,050
Donated capital                     16,041     10,445
                                ----------------------
Net cash provided by financing     177,241    362,945
activities                      ----------------------

NET INCREASE IN CASH                18,040     13,089

CASH, BEGINNING OF PERIOD           13,089          -
                                ----------------------
CASH, END OF PERIOD                $31,129    $13,089
                                ----------------------
SUPPLEMENTAL INFORMATION:
Interest Paid                           $-
                                ----------------------
Income taxes paid                       $-
                                ======================



   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with these Statements of Cash Flows.



PAGE-22-F5



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



PAGE-23-F6



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



PAGE-24-F7



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

                 Year      Amount   Expiration
                 ------------------------------
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



PAGE-25-F8



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



PAGE-26-F9



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



PAGE-27-F10



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



PAGE-28-F11



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












PAGE-29-F12




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

            Name        Age          Position           Appointed
          --------     -----    -----------------     -------------
         Michael W.      35     President, CEO and      August 22,
          Stapleton                  Director              2000

       Dennis Szymczak   33  Chief Technology Officer   August 22,
                                   and Director            2000

       Michel Pusateri   32  Executive Vice President,  August 22,
                              Chief Operating Officer      2000
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



PAGE-30-



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



PAGE-31-




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

         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
---------------------------------------------------------------
Common   Michel L. Pusateri        966,666          19.75%
         3200 Polaris Ave.
         Stes. 27, 28, 29
         Las Vegas, Nevada
         89102

Common   Dennis Szymczak           966,666          19.69%
         3200 Polaris Ave.,
         Stes. 27, 28, 29
         Las Vegas, Nevada
         89102

Common   Michael W. Stapleton      866,666          17.65%
         3200 Polaris Ave.,
         Stes. 27, 28, 29
         Las Vegas, Nevada
         89102
---------------------------------------------------------------
Common   All directors and        3,750,000         60.00%
         named executive
         officers as a group
         (3 persons)
---------------------------------------------------------------
Common   Wazny Enterprises,        750,000          15.27%
         Inc. (1)
         500 N. Rainbow
         Blvd., Ste. #300
         Las Vegas, Nevada
         89107

1) Joseph Wazny is the President of Wazny Enterprises, Inc., which is a current customer of UgoMedia Interactive Corporation.



PAGE-32-



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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the period of January 1, 2001 to December 31, 2001, the following services have been rendered to the related parties:

                                    January 1,     Inception
                                       2001            to
                                        To          December
                                   December 31,       2000
                                       2001
                                   ------------    ----------
          UgoMedia.com                $24,335            $-
          024 Studio                    1,519         3,200
          Snapdragon Interactive       10,975             -

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



PAGE-33-



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














PAGE-34-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGOMEDIA INTERACTIVE CORPORATION, INC.

Date:  April 9, 2002

By:  /s/ Michael W. Stapleton
     -------------------------
     Michael W. Stapleton
     President and Director


















PAGE-35-



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










PAGE-36-