Form 10QSB
period 2002-03-31
UGOMEDIA INTERACTIVE CORP
filed 2002-05-15
CIK 1138188

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number: 001-16571
                UgoMedia Interactive Corporation
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0470239
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)
8440 Allison Pointe Blvd. #430                46250
       Indianapolis, IN                     (Zip Code)
(Address of principal executive
           offices)

                         (317) 915-9220
       (Registrant's telephone number, including area code)

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




PAGE-1-



                 UGOMEDIA INTERACTIVE CORPORATION



                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                          5

Balance Sheets - Assets                                         6

Balance Sheets - Liabilities and Stockholders' Equity           7

Statements of Operations and Retained Earnings (Accumulated     8
Deficit)

Statements of Cash Flows                                        9

Notes to Financial Statements                                   10

Item 2. Management's Discussion and Plan of Operation           16

PART II - OTHER INFORMATION

Item 6. Exhibits                                                21

SIGNATURES                                                      22














PAGE-2-






                 UGOMEDIA INTERACTIVE CORPORATION

                   REVIEWED FINANCIAL STATEMENTS

   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                            (UNAUDITED)









PAGE-3-




                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS:

Balance Sheets - Assets                                          1

Balance Sheets - Liabilities and Stockholders' Equity            2

Statements of Operations and Retained Earnings                   3
(Accumulated Deficit)

Statements of Cash Flows                                         4

NOTES TO FINANCIAL STATEMENTS                                 5-10








PAGE-4-




              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
UgoMedia Interactive Corporation:

We have reviewed the accompanying balance sheets of UgoMedia Interactive Corporation as of March 31, 2002 and March 31, 2001, and the related statements of operations and retained earnings (accumulated deficit), and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified
Public Accountants. All information included in these financial statements is the representation of the management of UgoMedia Interactive Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 9, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




                              /s/ Chavez & Koch, CPA's, Ltd.
                              Chavez & Koch, CPA's, Ltd.
May 14, 2002
Henderson, Nevada



PAGE-5-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 UGOMEDIA INTERACTIVE CORPORATION
                      BALANCE SHEET - ASSETS
              AS OF MARCH 31, 2002 AND MARCH 31, 2001
                            (UNAUDITED)


                                    03/31/2002  03/31/2001
                                  ------------------------
ASSETS:

Current Assets:
Cash                                $34,485    $145,034
Accounts receivable                  48,212      11,131
Due from related party                1,604           -
Prepaid expenses                          -       7,250
                                  ------------------------
Total current assets                 84,301     163,415
                                  ------------------------

Property And Equipment:
Office equipment                     37,764      38,323
Office furniture                      4,580           -
Less - accumulated depreciation      (9,340)     (2,130)
                                  ------------------------
Total property and equipment, net    33,004      36,193
                                  ------------------------
TOTAL ASSETS                        $117,305    $199,608
                                  ========================



 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.




PAGE-6-F1



                 UGOMEDIA INTERACTIVE CORPORATION
       BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY
              AS OF MARCH 31, 2002 AND MARCH 31, 2001
                            (UNAUDITED)


                                    03/31/2002   03/31/2001
                                  -------------------------
LIABILITIES:

Current liabilites:
Accounts payable                    $30,985          $-
Note payable - Nevada Fund           25,000           -
Due to related party                  3,500           -
Interest payable                          -       1,271
Lease payable - short term portion        -       3,400
                                  -------------------------
Total current liabilities            59,485       4,671
                                  -------------------------
Long-term liabilities:
Notes payable - capital leases            -       8,437
                                  -------------------------
Total long-term liabilities               -       8,437
                                  -------------------------
Total liabilities                    59,485      13,108
                                  -------------------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000
authorized
4,938,000 and 4,907,000 issued and
outstanding as of
March 31, 2002 and March 31, 2001,
(including 966,666
of treasury stock at March 31,        4,938      4,907
2002); par value
Preferred stock; 5,000,000
authorized;
None issued and outstanding; par          -          -
value of $.001
Treasury stock                      (13,500)         -
Additional paid in capital          508,762    493,293
Donated capital                      26,486     26,486
Retained earnings (accumulated     (449,162)  (338,186)
deficit)
Net income (loss)                   (19,704)         -
                                  -------------------------
Total stockholders' equity           57,820    186,500
                                  -------------------------
TOTAL LIABILITIES AND              $117,305   $199,608
STOCKHOLDERS' EQUITY              =========================


 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-7-F2



                 UGOMEDIA INTERACTIVE CORPORATION
STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                            (UNAUDITED)


                                         01/01/2002   01/01/2001
                                            to           to
                                         03/31/2002   03/31/2001
                                        -------------------------
REVENUES
Services                                  $122,673      $36,076
Maintenance                                  7,746        9,607
                                        -------------------------
Total revenues                             130,419       45,683
                                        -------------------------
COST OF REVENUES
Labor                                       58,879        3,548
Web design cost                             13,300       23,003
Maintenance                                      -        3,664
Other                                       10,990       14,653
                                        -------------------------
Total cost of revenues                      83,169       44,868
                                        -------------------------
Gross Profit                                47,250          815

EXPENSES:
General and administrative                  68,486       18,260
Depreciation                                 2,011        1,434
                                        -------------------------
Total expenses                              70,497       19,694
                                        -------------------------
Operating income (loss)                    (23,247)     (18,879)

OTHER INCOME (EXPENSES):
Interest expense                                 -       (1,271)
Interest income                                 37            -
Other income                                 3,506        2,612
                                        -------------------------
Total other income (expenses)                3,543        1,341
                                        -------------------------
Income (loss) before taxes                 (19,704)     (17,538)

Income tax expense                               -            -

NET INCOME (LOSS)                          (19,704)     (17,538)

ACCUMULATED DEFICIT, beginning of period  (449,162)    (320,648)
                                        -------------------------
ACCUMULATED DEFICIT, end of period       $(468,866)   $(338,186)
                                        =========================
Weighted average number of shares        4,764,217    3,466,371
outstanding                             =========================

Net loss per share                          $(0.00)      $(0.01)
                                        =========================


 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and Retained Earnings (Accumulated Deficit).



PAGE-8-F3



                  UGOMEDIA INTERACTIVE CORPORATION
                     STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                            (UNAUDITED)

                                    01/01/2001    01/01/2001
                                       to            to
                                    03/31/2002    03/31/2001
                                   -------------------------
    CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net Income (Loss)               $(19,704)     $(17,538)
    Adjustment to reconcile net
    loss to net cash
    from operating activities:
    Depreciation                       2,010         1,434
    Increase in accounts              29,997       (11,131)
    receivable
    Decrease (increase) in prepaid         -        13,125
    expenses
    Increase in accounts payable       6,659             -
    Decrease in other payables       (28,592)          355
                                   -------------------------
    Net cash used in operating        (9,630)      (13,755)
    activities                     -------------------------

    CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Increase in office equipment      (2,014)            -
    Note payable - Nevada Fund        25,000           146
    Due from related party             3,500       145,554
                                   -------------------------
    Net cash used by investing        26,486       145,700
    activities                     -------------------------

    CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Treasury stock                   (13,500)            -
    Stock issuance                         -           146
    Additional paid in capital             -       145,554
                                   -------------------------
    Net cash provided by financing   (13,500)      145,700
    activities                     -------------------------

    NET INCREASE IN CASH               3,356       131,945

    CASH, BEGINNING OF PERIOD         31,129        13,089
                                   -------------------------
    CASH, END OF PERIOD              $34,485      $145,034
                                   =========================



    SUPPLEMENTAL INFORMATION:
    Interest paid                         $-        $1,271
                                   =========================
    Income taxes paid                     $-            $-
                                   =========================

 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.



PAGE-9-F4



                 UGOMEDIA INTERACTIVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002
                            (UNAUDITED)


NOTE 1-ORGANIZATION AND PURPOSE

     UgoMedia Interactive Corporation (a Nevada corporation) has been organized for the primary purpose of performing services for companies relating to advertising, marketing, computer networking and Internet web design. The Company was incorporated in the state of Nevada on August 22, 2000.

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

               Software                     5 Years
               Office Equipment             5 Years
               Office Furniture             7 Years

     Depreciation expense for the quarter ended March 31, 2002 and March 31, 2001 was $2,011 and $1,434, respectively



PAGE-10-F5



                 UGOMEDIA INTERACTIVE CORPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company recognizes revenue from four distinct services as follows: 1) Marketing and advertising services; 2) Web site design, development and implementation; 3) Web site hosting, and 4) Network consulting and development.

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

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses for the quarter ended March 31, 2002 and March 31, 2001 were $10,846 and $704, respectively.

NOTE 3 - FIXED ASSETS

     One of the shareholders donated office equipment which totaled $26,486. Additionally, on April 24, 2001, the Company assumed control of several assets from a company previously located at the Company's current office location. These assets consisted of office furniture and fixtures. The estimated value of these assets was determined to be



PAGE-11-F6



                 UGOMEDIA INTERACTIVE CORPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 3 - FIXED ASSETS (CONTINUED)

     next to nothing; therefore, there was no consideration given in exchange for these assets and there has been no impact on the financial statements as of March 31, 2002.

NOTE 4 - NOTES PAYABLE

     The company entered into an agreement on February 14, 2002 with Nevada Fund to purchase a $25,000 promissory note. The principal sum plus interest of 10% per annum, compounded monthly on the unpaid balance, is payable in full on April 23, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

     For the quarter ended March 31, 2002, the following services were received from a related party:

                                   January 1, 2002
                                       to
                                   March 31,  2002
                                   ---------------
          024 Studio                $24,490

     This company provided multi media website design services for the Company. Furthermore, one of the Company's stockholders is on the board of directors of 024Studio.

     On April 1, 2001, the Company acquired the customer base, employees and trade name of Digitalink of Las Vegas, Nevada, which was owned by Dennis Szymezak, one of the Company's stockholders. No value has been assigned to date to the items referred to above and there has been no consideration given to Digitalink in exchange for these intangible assets.
     Therefore, there is no impact on the financial statements as of March 31, 2002. Digitalink is still operating and has no connections to the Company other than the common stockholder referred to above.

NOTE 6 - STOCKHOLDERS' EQUITY

     A chronological history of Stockholders' Equity is as follows:

     August 22, 2000 -- UgoMedia incorporated in Nevada. The
     Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

     August 22, 2000 -- UgoMedia issued to the sole company founder, 856,666 shares of common stock at $0.001 par value in exchange for cash of $956. These shares were fully paid and non-assessable. All shares were issued in accordance with
     Section 4(2) of the Securities Act of 1933.



PAGE-12-F7



                 UGOMEDIA INTERACTIVE CORPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     September 28, 2000 -- UgoMedia issued 2,443,334 shares to officers and key employees of the Company at $0.001 par value in exchange for cash of $2,444. All shares were issued in accordance with Section 4(2) of the Securities Act of 1933. Based on sales of its common shares for $0.10 during the first quarter of 2001, the Company recorded stock based compensation expense, related to the above issuances, of $326,600 in 2000 for the difference between the estimated fair value of $0.10 per share and the amount paid of $0.001 per share. All shares were issued in accordance with Section 4(2) of Securites Act of 1993

     September 30, 2000 -- UgoMedia issued 150,000 shares of $0.001 par value common stock to a company in exchange for prepaid services in the amount of $22,500. The fair value of the transaction is based on an estimate of the number of hours required multiplied by standard hourly rates and on the cost of similar services provided by other similar service providers. These shares were issued in accordance with
     Section 4(2) of the Securities Act of 1933.

     January 4, 2001 -- The State of Nevada issued a permit to
     UgoMedia to sell securities pursuant to UgoMedia's application for registration by qualification of an offering of Common
     Stock in the state.

     March 31, 2001 -- UgoMedia closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities Act, as amended, whereby it sold a total of 1,457,000 shares of its $0.001 par value common stock at $0.10 per share to outside investors. The total number of shares were issued in exchange for cash in the amount of $145,700 net of offering costs in the amount of $13,450. There have been no other issuances of common stock or preferred stock. UgoMedia sold all 1,457,000 shares of its common stock to approximately 67 unaffiliated shareholders, none of whom were/are officers.

     March 15, 2002 -- The Company entered into an agreement with a stockholder, who owned 966,666 shares of the Company's common stock, to transfer their shares to the Company for the consideration of $13,500, due and payable by April 1, 2002.
     As of March 31, 2002, $10,000 has been paid to the stockholder. As part of the agreement, the Company agrees to transfer and convey to this and one other individual (as indicated in Note 7), free and clear of all liens, claims, encumbrances, liabilities and other security interest, all assets related to UgoMedia Interactive Corporation's networking business as of March 3, 2002. See Note 7 for further details pertaining to this agreement.

As of March 31, 2002, the Company holds 966,666 shares of common stock as treasury stock.



PAGE-13-F8



                 UGOMEDIA INTERACTIVE CORPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)

NOTE 7 - WARRANTS AND OPTIONS

     As of March 31, 2002, the following 345,700 warrants have been issued to acquire additional shares of common stock as follows:

          On November 1, 2000, 200,000 warrants were granted to the company directors in lieu of director fees and they were considered vested and exercisable upon receipt. These directors are not employees of the Company. The warrants expire 24 months from the grant date. The purchase price is $0.10 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of March 31, 2002. No value has been assigned to the services these directors will provide.

          On November 1, 2000, 145,700 warrants were granted to NevWest Securities for their services and in lieu of professional fees. They are considered vested and exercisable upon receipt. NevWest Securities is the Agent of Issuer and the professional fees are associated with this service. The warrants expire 24 months from the grant date. The purchase price is $0.11 per share upon the exercise of the warrants. Because the current value of the shares is less than the exercise price, there is no aggregate value as of March 31, 2002. No value has been assigned to the services NevWest will provide.

     March 15, 2002 -- The Company entered into an agreement with an individual, who held the rights to acquire 100,000 shares of the Company's common stock, to terminate their rights effective March 3, 2002. As part of the agreement, the Company agrees to transfer and convey to this and one other individual (as indicated in Note 6), free and clear of all liens, claims, encumbrances, liabilities and other security interest, all assets related to UgoMedia Interactive Corporation's networking business as of March 3, 2002. The assets that were assigned, transferred and conveyed consisted of the following:

     All of the customer lists directly or indirectly relating to the networking business of to Media Interactive Corporation as set forth by the agreement, the name Digitalink and Sierra System Solutions and any variations thereof in addition to all intellectual property as set forth by the agreement, and all of the assets as set forth by the agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into a 36 month lease commencing on May 31, 2001 and ending on April 30, 2004. The lease payments are presently expected to total $31,704 for May 1, 2001 through April 30, 2002, $32,652 for May 1, 2002 through April 30, 2003 and $33,624 for May 1, 2003 through April 30, 2004.



PAGE-14-F9



                 UGOMEDIA INTERACTIVE CORPORATION
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002
                            (UNAUDITED)


NOTE 9 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's expenses have significantly exceeded its source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a 506 Private Placement Memorandum.
     Management has also taken measures to significantly reduce expenses.

NOTE 10 - RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.

     In August 2001, the Financial Accounting Standards Board released SFAS 143 which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.

     In October 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. Currently, the Company has no long-lived assets; therefore, this standard has not effect on the financial statements when adopted.



PAGE-15-F10-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about UgoMedia Interactive Corporation's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UgoMedia's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     UgoMedia Interactive Corporation is an Internet design and networking company. Our principal business objective is to provide our corporate clients with the advertising, computer networking and communication services they desire. We design, create and market the following core services:

     1.   Marketing & advertising services;

     2.   Interactive web site design, development and implementation;

     3.   Web site hosting; and

     4.   Network consulting and development.

     The market for our services is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. Some of our competitors and potential competitors have longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than we do. To the extent that we lose clients to competitors because of dissatisfaction with our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

Results of Operations

     For the three months ended March 31, 2002 compared to the year ago period:

                   Period   Period      %        Reasons/Trends
                    Ended    ended   change
                    March    March
                     31,      31,
                    2002     2001
--------------------------------------------------------------------
Revenues

Marketing and        $0      $750   (100.00)%  During this period we
Advertising                                    had slow  growth in
                                               this area due to our
                                               efforts in moving our
                                               corporate office to
                                               Indianapolis.

Network Consulting $74,782     $0      N/A     January and February
& Development                                  were good months for
                                               this sector of our
                                               business, but
                                               recognized a sharp
                                               decline in new
                                               billings in March due
                                               to the redirection of
                                               our business away from
                                               this segment.

Website Hosting     $9,570   $3,971  1,409.97% Management sees this
                                               section of our
                                               business as a major
                                               revenue stream in the
                                               near term. We changed
                                               our billing methods
                                               from monthly to
                                               quarterly at the
                                               request of many of our
                                               clients. San Diego and
                                               Indianapolis are our
                                               next markets to open
                                               and we have current
                                               clients in those
                                               regions.

Website Design and $46,067  $40,962   12.46%   Website Design is our
Development                                    most volatile revenue
                                               stream. During this
                                               period we implemented
                                               new procedures to help
                                               organize our
                                               processes. We took on
                                               new contracts from
                                               current and past
                                               clients and introduced
                                               new contracts to
                                               improve our
                                               receivables from this
                                               section.
--------------------------------------------------------------------
Total            $130,419  $45,683  1,845.87%
--------------------------------------------------------------------


Cost of Revenues

Labor             $58,879    3,548  15,594.98% During this period we
                                               outsourced our labor
                                               for networking and web
                                               design.

Web Design Costs   13,300   23,003  (42.18)%   We outsourced many of
                                               our programming and
                                               design issues due to
                                               overflow in man hours.

Maintenance             -    3,664  (100.00)%  Part-time employees
                                               were hired to help
                                               maintain, improve, and
                                               update client projects

Other              10,990   14,653  (25.00)%  Domain registration
                                               and general
                                               professional fees were
                                               incurred in the course
                                               of growing the client
                                               base.
--------------------------------------------------------------------
Total             $83,169  $44,868   85.36%
--------------------------------------------------------------------
Gross Profit      $47,250     $815   56,975.5%
====================================================================

     We generated $130,419 in gross revenues for the first quarter ended March 31, 2002. Cost of sales for the period was $83,169, resulting in a gross profit of $47,250. Total expenses, comprised primarily of general and administrative expenses, as well as depreciation, were $70,497 during the period ended March 31, 2002, compared to $19,694 for the year ago period. We expect these expenses to increase as we implement our growth strategy and ramp up our operations. We experienced a net loss of $19,704 for first quarter ended March 31, 2002, compared to a net loss of $17,538 for the first quarter of 2001.



PAGE-16-



     During this period we experienced a stabile growth in sales versus the same period last year, with February being the best month of the quarter in terms of sales revenues. Management continued to cut costs and market for new clientele. A new plan was researched to move the corporate office to Indianapolis, Indiana. The plan to move came about for many different reasons, listed as follows:

a.   corporate culture
b.   new market opportunities
c.   lower real estate costs (office costs)
d.   lower broadband costs

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

Gross margin

     Our gross margin for the period from January 1, 2002 through March 31, 2002, as a percentage of revenues was 63.77%. We believe that the costs attributable to the support and maintenance of our staff, such as occupancy, recruiting, and salaries or sales commissions, will increase at a slower rate than the overall growth in our business.

Liquidity

     During the first quarter ended March 31, 2002, we had revenues of $130,419 and we incurred an operating loss of $23,247. In addition, as of March 31, 2002, we had only $34,485 of current cash available. Our management believes that this is only sufficient to meet our needs for the next six months. We will need at least $100,000 to continue operations through the fiscal year ended
December  31,  2002.   Further,  in order  to  execute  our  growth
strategy and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

     Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report dated May 14, 2002, that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Nonetheless, our poor financial condition could inhibit our ability to achieve our business plan.

Continuing Operations

     Our continuing operating priorities are to:

     1. Continuously expand our clientele base through marketing and advertising, Internet site, direct sales efforts and personal and business contacts;

     2.   Continue to train and educate the entire staff;

     3. Extending current and developing further strategic relationships;

     4. Attract new customers for e-commerce applications software by implementing our product on our current customers web sites and hosting accounts;

     5. Improve our creative and technical talents and improve our service offerings.



PAGE-17-



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

     Continue to assemble a knowledgeable staff - We believe that to manage growth, we must add experienced employees. We require a college degree in their field of endeavor and/or equivalent life experience. We intend to recruit from universities, employment agencies and competitors. We do not anticipate adding a significant number of employees within the next 12 months and only intend to hire personnel as growth and operations demand. However, considering UgoMedia currently employs 2 individuals and uses multiple partners and sub-contracted individuals, the addition of two or three employees may be deemed significant.

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

     We are scaling back our computer networking department due to the new launch of Windows XP. Windows XP and other new products like it, are cutting into the pool of monthly service calls created by Networking Service needs. These products are self-fixing and create lower revenues for us. In connection therewith, we entered into an agreement with a stockholder, who owned 966,666 shares of our common stock, to transfer their shares to us for the consideration of $13,500. As of March 31, 2002, $10,000 has been paid to the stockholder. As part of the agreement, we transfered to this and one other individual, free and clear of all liens, claims, encumbrances, liabilities and other security interest, all assets related to our networking business. The Board of Directors agreed that, while the release of these customers would reduce revenues, it would also allow us time to relocate and restructure our revenue sources while we become publicly traded.

     In January 2002 management began searching for a new location to move our corporate offices. The decision to begin this transformation was born due to the skill sets of the job culture in the Las Vegas area. After 2 months of discussion the decision was made to move our headquarters to Indianapolis, Indiana. We believe the culture in Indianapolis will provide us with the right balance of diligence and competition to help launch us forward. We also believe that this move will open up an entirely new market possibility in the Mid-west. We have new contracts with Las Vegas companies and new marketing channels in Indianapolis. This effectively puts us in 2 markets.

     In connection with our 12 month board tenure policy, we have accepted resignations of Ed Joyce and Larry Wolff from the board of directors. Their replacements are currently being recruited.



PAGE-18-



     We cannot assure you that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition in the Computer Network Consulting, Internet Services and E-commerce
Software markets could force us out of business. If we require more capital, we may be required to raise additional capital via a public or private offering of equity or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.





PAGE-19-



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

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.







PAGE-20-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                UgoMedia Interactive Corporation
                          (Registrant)

By: /s/ Michael W. Stapleton
-----------------------------
Michael W. Stapleton
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature                     Title                  Date

   /s/ Michael W. Stapleton        President and          May 15, 2002
Michael W. Stapleton               Director








PAGE-21-