Form 10QSB
period 2002-06-30
UGOMEDIA INTERACTIVE CORP
filed 2002-08-14
CIK 1138188

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-31160


                UgoMedia Interactive Corporation
           -------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0470239
      ------------------                 ----------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  3400 West Desert Inn Road,
    Suite 13, Las Vegas, NV                 89102
 ----------------------------             --------
(Address of principal executive          (Zip Code)
           offices)

                         (317) 915-9220
                    ------------------------
      (Registrant's telephone number, including area code)

                               N/A
                        ------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             5,907,334



PAGE-1-



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













PAGE-2-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 UGOMEDIA INTERACTIVE CORPORATION
                           BALANCE SHEET
                           June 30, 2002

ASSETS

Current Assets
Cash                                      $   4,869
Accounts receivable                          60,221
Due from related party                        1,604
                                          -----------
Total Current Assets                         66,694

Equipment, net of $11,351 accumulated        30,993
depreciation                              ----------
TOTAL ASSETS                              $  97,687

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $  45,324
Accrued expenses                                844
Note payable                                 25,000
                                          ----------
Total Liabilities                            71,168
                                          ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
5,000,000
shares authorized, none issued and
outstanding

Common stock, $.001 par value,
20,000,000 shares
authorized, 5,907,334 shares issued and       5,907
outstanding

Additional paid in capital                1,079,079
Retained deficit                         (1,058,467)
                                          ----------
Total Stockholders' Equity                   26,519
                                          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'       $  97,687
EQUITY







PAGE-3-






                 UGOMEDIA INTERACTIVE CORPORATION
                         INCOME STATEMENTS
 For the Three Months and Six Months Ended June 30, 2002 and 2001

                                    Three Months        Six Months
                                   Ended June 30,     Ended June 30,
                                   2002      2001     2002      2001
                                 --------   -------  --------  --------
Revenues                          $27,706   $122,905 $1518,125 $171,200
Cost of sales                       9,670    41,979    92,839    86,847
                                 --------   -------  --------  --------
  Gross Margin                     18,036    80,926    65,286    84,353

Operating Expenses
  General and
    administrative               (605,316) (170,635) (673,803) (188,895)
  Depreciation                    (2,011)   (1,938)   (4,021)   (3,372)
                                 --------   -------  --------  --------
Net Loss from Operations         (589,291)  (91,647) (612,538) (107,914)

Other Income and Expense
  Interest income                       3                  40
  Interest expense                   (844)     (506)     (844)   (1,777)
  Other income                        534       667     4,040       667
  Other expense                        (3)                 (3)
                                 --------   -------  --------  --------
Net Loss                        $(589,601) $(91,486) $(609,305) $(109,024)
                                 ========   =======  ========  ========
Basic and diluted
  loss per common share            $(.12)    $(.02)    $(.13)    $(.03)

Weighted average common
  shares outstanding           4,758,334  4,918,000  4,848,167  4,198,183






PAGE-4-







                 UGOMEDIA INTERACTIVE CORPORATION
                     STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 2002 and 2001

                                             2002         2001
                                         ------------  -----------
    CASH FLOWS FROM OPERATING
    ACTIVITIES
      Net Loss                             $(609,305)   $(109,024)
      Adjustment to reconcile net loss
    to net cash
        used by operating activities:
    Depreciation                                4,021        3,372
    Stock issued for services                 558,300
      Changes in:
    Accounts receivable                        17,988     (53,972)
    Other current assets                                     8,453
    Accounts payable and accrued                1,989       23,294
    expenses
    Deferred revenue                          (8,738)
                                         ------------  -----------
    NET CASH USED BY OPERATING               (35,745)    (127,877)
    ACTIVITIES                           ------------  -----------

    CASH FLOWS FROM INVESTING
    ACTIVITIES
      Purchase of equipment                   (2,015)      (4,432)
                                         ------------  -----------
    CASH FLOWS FROM FINANCING
    ACTIVITIES
      Proceeds from sale of common                         151,200
    stock
      Proceeds from note payable               25,000
      Payments on note payable                             (3,976)
      Purchase of treasury stock             (13,500)
                                         ------------  -----------
    NET CASH PROVIDED BY FINANCING             11,500      147,224
    ACTIVITIES                           ------------  -----------

    NET CHANGE IN CASH                       (26,260)       14,915

    CASH BALANCES
      - Beginning of period                    31,129       13,089
                                         ------------  -----------
      - End of period                          $4,869      $28,004
                                          ===========  ===========









PAGE-5-




                 UGOMEDIA INTERACTIVE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of UgoMedia Interactive Corporation ("UgoMedia"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in UgoMedia's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2001 as reported in the 10-KSB have been omitted.


NOTE 2 - NOTE PAYABLE

In February 2002, Ugo issued a promissory note in the amount of $25,000. The note bears interest of 10% and matures in April 2003. As of June 30, 2002, $844 of interest had been accrued.


NOTE 3 - COMMON STOCK

In April 2001, a major stockholder contributed a small sole proprietorship operating under the names Digitalink and Sierra System Solutions to Ugomedia. Digitalink and Sierra System Solutions provided computer networking services to small businesses. During the remainder of 2001 and the first quarter of 2002, Digitalink's services accounted for revenues of $0 and $74,782, or 0% and 57%, respectively, of Ugomedia's total revenues during these periods.

In March 2002, Ugomedia and this stockholder mutually decided to end their relationship. The stockholder returned his 966,666 shares of Ugomedia stock and 100,000 stock options. Ugomedia gave up all assets and business related to Digitalink and Sierra System Solutions, and $13,500.

The above transaction was accounted for as a purchase for nominal consideration in April 2001 and fully consolidated for the period it was operated as a division of Ugomedia until its disposition in March 2002. In the disposition, it was accounted for as a sale. Their was no gain or loss recorded on the transaction.

In the three months ended June 30, 2002, UgoMedia issued 1,936,000 to officers, employees, and consultants for services valued at $558,300.



PAGE-6-



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

Results of Operations

     We generated $27,706 in gross revenues for the quarter ended June 30, 2002. Cost of sales for the period was $9,670, resulting in a gross profit of $18,036, equal to 65.1% of revenues. Total expenses, comprised primarily of general and administrative expenses, as well as depreciation, were $607,327 during the period ended June 30, 2002, compared to $172,573 for the year ago period. We expect these expenses to increase as we execute our growth strategy and make a full transition in our new markets. We experienced a net loss of $589,601 for quarter ended June 30, 2002, compared to a net loss of $91,486 for the year ago period, an widening of 544.47%.

     During this period we experienced a significant decline in our revenues. We attribute this slowdown to general economic factors, as well as the ceasing of our network consulting and development business segment.

Gross margin

     Our gross margin for the period from April 1, 2002 through June 30, 2002, as a percentage of revenues was 65.10%. We believe that the costs attributable to the support and maintenance of our staff, such as occupancy, recruiting, and salaries or sales commissions, will increase at a slower rate than the overall growth in our business.

Liquidity

     On August 12, 2002, Ugomedia received a letter of intent from Sovereign Capital Corporation, an Ontario Canada corporation, involved in the funeral home business, to merge with Ugomedia. Ugomedia will be the surviving corporation. The parties are now preparing a definitive merger agreement.

     Ugomedia has experienced an unanticipated decrease in business and an inability to raise capital and thus determined to explore all alternatives to preserve and protect shareholder value. This transaction is the result.



PAGE-7-



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



















PAGE-8-



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                UgoMedia Interactive Corporation
                --------------------------------
                          (Registrant)

By: /s/ Michael W. Stapleton
----------------------------
Michael W. Stapleton
President


  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date
     ---------               -----                ---------

/s/ Michael W. Stapleton    President and         August 14, 2002
------------------------    Director
Michael W. Stapleton















PAGE-9-