Form 10QSB
period 2002-09-30
UGOMEDIA INTERACTIVE CORP
filed 2002-11-13
CIK 1138188

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-31160

                UgoMedia Interactive Corporation
             ----------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0470239
      -----------------            ---------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  704 Mara Street, Suite 100                 N7V 1X4
      Pt. Edward, Ontario              ---------------------
 ------------------------------            (Zip Code)
(Address of principal executive
           offices)


                         (519) 541-1564
                     ----------------------
      (Registrant's telephone number, including area code)

                3400 W. Desert Inn Road, Suite 13
                     Las Vegas, Nevada 89102
            -------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             9,050,668




PAGE-1-




                 UGOMEDIA INTERACTIVE CORPORATION
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                      3
    Balance Sheet                                                   4
    Income Statements                                               5
    Statement of Cash Flows                                         6
    Notes to Financial Statements                                   7
  Item 2. Management's Discussion and Plan of Operation             8

PART II - OTHER INFORMATION
  Item 4. Controls and Procedures                                   9
  Item 6. Exhibits                                                  9

SIGNATURES                                                          9

CERTIFICATION                                                      10






















PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on April 5, 2002, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.




















PAGE-3-




                 UGOMEDIA INTERACTIVE CORPORATION
                           BALANCE SHEET
                     As of September 30, 2002

ASSETS

Current Assets
Accounts receivable                       $29,750
                                          -------
                                          -------
TOTAL ASSETS                              $29,750
                                          =======


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                          $57,586
Accrued expenses                            1,495
Notes payable                              70,693
                                          -------
                                          -------
Total Liabilities                         129,774
                                          -------
                                          -------

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value,
5,000,000
shares authorized, none issued and
outstanding
Common stock, $.001 par value,
20,000,000 shares
authorized, 9,050,668 shares issued and     9,051
outstanding
Additional paid in capital              1,001,260
Retained deficit                       (1,110,335)
                                          -------
                                          -------
Total Stockholders' Deficit               (100,024)
                                          -------
                                          --------
TOTAL LIABILITIES AND STOCKHOLDERS'       $29,750
DEFICIT                                   ========












PAGE-4-




                 UGOMEDIA INTERACTIVE CORPORATION
                         INCOME STATEMENTS
               For the Three Months and Nine Months
                 Ended September 30, 2002 and 2001

                                   Three Months     Nine Months
                                 Ended September  Ended September
                                       30,              30,
                                  2002     2001      2002      2001
                                 -------   -------   -------   -------
                                 -------   -------   -------   -------
Revenues                          $7,030  $122,905  $165,155  $171,200

Cost of sales                               41,979    92,839   86,847
                                 -------   -------   -------  -------
                                 -------   -------   -------  -------

  Gross Margin                     7,030    80,926    72,316   84,353

Operating Expenses
  General and
    Administrative               (56,239) (170,635) (730,042)(188,895)
  Depreciation                    (2,011)   (1,938)   (6,032)  (3,372)
                                 -------   -------   -------  -------
                                 -------   -------   -------  -------
Net Loss from Operations         (51,220)  (91,647) (663,758)(107,914)

Other Income and Expense
  Interest income                                         40
  Interest expense                 (651)      (506)   (1,495)  (1,777)
  Other income                                 667     4,040      667
                                 -------   -------   -------  -------
                                 -------   -------   -------  -------
Net Loss                            $        $          $         $
                                 (51,871) (91,486)  (661,173) (109,024)
                                 =======   =======   =======  =======
Basic and diluted
  loss per common share           $(.01)   $(.02)     $(.13)   $(.03)

Weighted average common
  shares outstanding           5,907,334 4,918,000  5,201,223 4,198,183










PAGE-5-




                 UGOMEDIA INTERACTIVE CORPORATION
                     STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2002 and 2001

                                             2002         2001
                                         -----------  -----------
                                         -----------  -----------
    CASH FLOWS FROM OPERATING
    ACTIVITIES
      Net Loss                             $(661,173)   $(109,024)
      Adjustment to reconcile net loss
    to net cash
        used by operating activities:
    Depreciation                                6,032        3,372
    Stock issued for services                 558,300
    Bad debt                                   37,500
      Changes in:
    Accounts receivable                        10,959     (53,972)
    Other current assets                        1,604        8,453
    Accounts payable and accrued               14,902       23,294
    expenses
    Deferred revenue                          (8,738)
                                         -----------  -----------
                                         -----------  -----------
    NET CASH USED BY OPERATING               (40,614)    (127,877)
    ACTIVITIES
                                         -----------  -----------
                                         -----------  -----------
    CASH FLOWS FROM INVESTING
    ACTIVITIES
      Purchase of equipment                   (2,015)      (4,432)
                                         -----------  -----------
                                         -----------  -----------
    CASH FLOWS FROM FINANCING
    ACTIVITIES
      Proceeds from sale of common             15,000      151,200
    stock
      Proceeds from note payable               25,000
      Payments on note payable                             (3,976)
      Purchase of treasury stock             (28,500)
                                         -----------  -----------
                                         -----------  -----------
    NET CASH PROVIDED BY FINANCING             11,500      147,224
    ACTIVITIES
                                         -----------  -----------
                                         -----------  -----------
    NET CHANGE IN CASH                       (31,129)       14,915

    CASH BALANCES
      - Beginning of period                    31,129       13,089
                                         -----------  -----------
                                         -----------  -----------
      - End of period                              $0      $28,004
                                          ===========  ===========









PAGE-6-




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

NOTE 2 - NOTE PAYABLE

In February 2002, Ugo issued a promissory note in the amount of $25,000. The note bears interest of 10% and matures in April 2003. As of September 30, 2002, $1,495 of interest had been accrued.

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

NOTE 3 - SUBSEQUENT EVENT

The following transactions occurred on October 2, 2002, but are recorded as of the current balance sheet date, September 30, 2002 as the type of subsequent event that requires adjustment to the balance sheet carrying values because they affect the estimates used in preparing financial statements.

Ugomedia sold 5,000,000 shares of common stock for $65,000.
Ugomedia received $15,000 in cash and a $50,000 note receivable.
The note receivable bears no interest.  $5,000 is due on November
1, 2002 and the balance is due on October 1, 2003.

Ugomedia purchased 1,856,666 shares of treasury stock for $89,675. Ugomedia paid $15,000 cash, issued a promissory note for $50,000, discounted to $45,693, and all of Ugomedia's fixed assets with a carrying value of $28,982. The note payable bears no interest. $5,000 is due on November 1, 2002 and the balance is due on October 1, 2003. The note has been discounted at 10% for a discounted value of $45,693 as of September 30, 2002. Their was no gain or loss recorded on the transaction.




PAGE-7-




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

Results of Operations

     We generated $7,033 in gross revenues for the quarter ended September 30, 2002 compared to $122,905 during the same period in 2001. This represents a 94% decrease in revenues year over year. Total expenses, comprised primarily of general and administrative expenses, as well as depreciation, were $58,250 during the period ended September 30, 2002, compared to $172,573 for the year ago period. We thus experienced a net loss before income and taxes of $51,220 for quarter ended September 30, 2002, compared to a net loss of $91,647 for the year ago period. We expect to continue to experience ongoing net losses for the foreseeable future.

     Continuing since the second quarter of 2002, we experienced a significant decline in our revenues. We attribute this slowdown to general economic factors, the ceasing of our network consulting and development business segment and a general decline in our business operations.

Certain Events

     On August 12, 2002, Ugomedia received a letter of intent from Sovereign Capital Corporation, an Ontario Canada corporation, involved in the funeral home business, to merge with Ugomedia. This transaction has since been abandoned and is not expected to be revived.

     Ugomedia has continued to experience a decrease in business and an inability to raise capital. Management of the Company thus determined to explore all alternatives to preserve and protect shareholder value. As a result, on October 2, 2002, Ugomedia sold 5,000,000 shares of common stock for $65,000. Ugomedia received $15,000 in cash and a $50,000 note receivable. The note receivable bears no interest. $5,000 is due on November 1, 2002 and the balance is due on October 1, 2003.

     Also on October 2, 2002, Ugomedia purchased 1,856,666 shares of treasury stock for $89,675. Ugomedia paid $15,000 cash, issued a promissory note for $50,000, discounted to $45,693, and all of Ugomedia's fixed assets with a carrying value of $28,982. The note payable bears no interest. $5,000 is due on November 1, 2002 and the balance is due on October 1, 2003. The note has been discounted at 10% for a discounted value of $45,693 as of September 30, 2002. There was no gain or loss recorded on the transaction.

     Following the closing of the transactions described in our Form 8-K filed on October 9, 2002, we conduct limited operations and are exploring all options to enhance shareholder value.




PAGE-8-




                    PART II - OTHER INFORMATION

                  Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

             Item 6. Exhibits and Reports on Form 8-K

Exhibit           Name and/or Identification of Exhibit
Number
-------  --------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act pf 2002

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

Reports on Form 8-K

Date of Report                     Items Reported
---------------           -----------------------------------
August 8, 2002            Item 4
September 18, 2002        Item 2
October 9, 2002           Items 1 and 2


                            SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                UgoMedia Interactive Corporation
                          (Registrant)

By: /s/ Aldo Rotondi
-----------------------
Aldo Rotondi
President






PAGE-9-




                          CERTIFICATIONS

     I, Aldo Rotondi, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of UgoMedia Interactive Corporation;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

/s/ Aldo Rotondi
     President, CEO, and Principal Financial Officer





PAGE-10-