Form 10KSB
period 2002-12-31
UGOMEDIA INTERACTIVE CORP
filed 2003-04-14
CIK 1138188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from __________ to

Commission File Number 000-31160


                        UGOMEDIA INTERACTIVE CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           NEVADA                                    88-0470239
----------------------------------   ------------------------------------------
(State or other jurisdiction of        (I.R.S. employer identification number)
  incorporation or organization)

          1020 North Johnson
            Bay City, MI                                      48708
------------------------------------------  -----------------------------------
  (Address of principal executive offices)                 (Zip code)

Issuer's telephone number: (877) 99SCIAX


Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Title of each class       Name of each exchange on which registered


--------------------------------    -------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock
-------------------------------------------------------------------------------
                                (Title of class)


-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $165,155

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $484,135 as of April 9,2003. Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:8,487,857 at April 7, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements which are not accompanied by such expressions.

PART I

ITEM 1.  BUSINESS.

SUMMARY

         UgoMedia Interactive Corporation ("we", "us", the "Company") was formed as a Nevada corporation on August 22, 2000. We were initially formed to engage in the business of providing computer networking and related services. Late in 2002, we sold substantially all our assets relating to that business segment to a former officer and director, as part of a change in the control of the company described below. From then until early in 2003, we were inactive. In March 2003, we consummated a transaction whereby we acquired all the outstanding stock of Sciax Technology, Inc., a Canadian corporation engaged in the business of developing, marketing and selling certain security-related scopes, cameras and related products. We will be engaging solely in this business segment for the foreseeable future.

         Discontinued Operations: On April 1, 2001, we agreed to acquire the customers and employees of Digitalink Company, a sole proprietorship providing computer networking services, which had been owned by Dennis Szymczak, a former officer and director of the Company. Mr. Szymczak had been involved with the Company since its inception having served as Chief Technology Officer, director and founding shareholder. Prior to the transaction, Digitalink had referred Internet designing and hosting clients to us. In exchange, we referred clients who sought networking services to Digitalink. The transaction was effectuated due to a mutual desire to expand the breadth of services that, individually, each company would be unable to offer. In addition, on April 24, 2001, we entered into an agreement with Micor EDC, Inc., whereby we received certain assets from Micor. In exchange, we agreed to repair or upgrade the offices that Micor had previously occupied.

CHANGES IN CONTROL.

2002
          On October 3, 2002, we entered into three agreements the result of which was a change in the control of the Company. Control of the Company shifted to Aldo Rotondi and Nevada Fund, of which Stephen Brock is President. After consummation of the agreements, Mr. Rotondi and the Fund owned approximately 63% of the Company's issued and outstanding shares. The three agreements are summarized as follows:

         A. Agreement between the Company and Michael W. Stapleton ("M. Stapleton"), as amended October 7, 2002. The Company purchased 1,356,666 issued and outstanding shares of the Company from M. Stapleton, then an officer and director of the Company, constituting all shares of the Company owned by M.

Stapleton, for the following consideration:$65,000.00, of which $15,000 was payable upon execution, delivery of a non interest bearing note for $5,000, secured by the shares sold, due 30 days after closing, and the balance due in 12 months or when the Company was sold or merged, which ever comes first. M. Stapleton also agreed to a termination of his Consulting Agreement with the Company and a release of all liabilities associated therewith. M. Stapleton also retained certain assets of the Company set forth in the Agreement., and assumed responsibility for certain liabilities of the Company set forth in the Agreement. Prior to closing, M. Stapleton elected Aldo Rotondi to the Company's Board of Directors to fill the vacancy created by the resignation of Deborah Stapleton, his wife, as described below. Thereafter, M. Stapleton resigned as both an officer and director of the Company

         B. Agreement between the Company and Deborah Stapleton ("D. Stapleton"). The Company purchased 500,000 issued and outstanding shares of the Company, constituting all the shares of the Company owned by D. Stapleton, from Stapleton for an aggregate of $1.00. Prior to closing, D. Stapleton resigned as an officer and director of the Company.

         C. Agreement between the Company and Nevada Fund ("Fund") and Aldo Rotondi ("Rotondi"). The Company sold an aggregate of 5,000,000 shares of its common stock to Fund (2,500,000 shares) and Rotondi (2,500,000 shares) at a price of $.013 per share as follows: the total purchase price was $65,000.00, of which $15,000 was paid upon execution of the agreement, $5,000 was paid by delivery of a promissory note from Fund in the amount of $5,000, secured by the shares sold, due 30 days after closing, and the balance of $45,000 due in 12 months or when the Company was sold or merged, whichever comes first.

2003

         On January 8, 2003, we entered into a Common Stock Purchase Agreement (the "Agreement") with 4137639 Canada Inc., a Canadian corporation wholly-owned by us ("Sub"), and Sciax Technology, Inc., a Canadian corporation ("Sciax") for the acquisition of all the issued and outstanding shares of Sciax. The acquisition under the Agreement closed in escrow February 28, 2003, and all escrow conditions were completed in March 2003. We had previously reported, in a Current Report on Form 8-K, dated January 8, 2003, entering into an agreement ("Agreement") with such parties and outlined in such Current Report the principal terms of the Agreement. The closing was substantially on the terms previously disclosed except as specifically set forth below:

         A. The number of our shares received by each former shareholder of Sciax for each such share of Sciax was changed to 0.90521327.
         B. Kenneth Smart received 18,812,142 Exchangeable Shares of Sub and 4,703,036 of our Preferred Shares in lieu of A. above.

         C. The terms of the promissory notes ("Notes")issued to Aldo Rotondi and Stephen Brock were changed to provide as follows:
                  The Notes shall be repaid on the first anniversary of the closing, subject to prepayment in whole or in part at any time without premium or penalty. The Notes are secured by the guarantee of the Sciax. Holders of the Notes shall have the option, at any time prior to the due date, so long as there is no default, to convert all unpaid principal and accrued interest into common shares of stock of UgoMedia ("UgoMedia Common Stock") at the rate of US$0.20 per share. This option may be exercised in whole or in part at any time prior to repayment of the Notes. If there is a default in the Notes, then holders of the Notes shall have the option, at any time the Notes are in default, to convert all unpaid principal and accrued interest into shares of stock of UgoMedia at the lower of (i) US$0.20 per share; and (ii) the average trading price of the UgoMedia Common Stock for the twenty (20) day period immediately prior to the date of the option exercise notice from the holders. Further, to the extent any shares are acquired under this option, the owners of these shares, if the option is exercised collectively, shall have a one time right to require that UgoMedia register the shares for resale within 90 days of such request on a registration statement filed with the Securities and Exchange Commission ("SEC") and kept effective until all such shares are resold, all at UgoMedia's expense.
         D. We entered into an Option Agreement with Kenneth Smart under which Mr. Smart may be entitled to a return of all of Sciax's intellectual property under certain circumstances.
         E. The number of shares returned at closing by Aldo Rotondi was changed to 2,267,343 and the number of shares returned by Stephen Brock was changed to 1,442,325. Accordingly, the number of our common shares outstanding at the closing was changed to 6,200,000.
         F. The terms of the Exchangeable Shares were changed to add that the maximum number of shares that may be sold (not sought to be exchanged) each year was set at 4% of our issued and outstanding shares as of the preceding year end.

         Other  than  as  described   above,  we  have  had  no  other  material
reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

BUSINESS OF SCIAX

GENERAL
           Sciax is a manufacturer of optical and opto-electronic remote viewing systems for military and law enforcement applications. Sciax sells to governments in Canada, the United States and Europe; customers include Federal, state, provincial and local law enforcement agencies as well as the military. Sciax is also the exclusive distributor in Canada for industrial remote visual inspection instruments manufactured by Richard Wolf GmbH ("Wolf"), a well-known German optical supplier. Wolf enjoys a worldwide reputation for premium optical quality and outstanding mechanical design. In the aviation industry, Wolf is considered the benchmark product against which all other endoscopes are measured. Sciax sells these products to a wide range of industrial customers in manufacturing, aviation/aerospace, oil and gas, power generation and mining.

           Sciax was incorporated in 1996 in Canada, and was privately held until earlier this year. From 1996 to 1998, we focused on sales and marketing of industrial endoscope (fiberscope and borescope) products from Wolf. We remain the exclusive distributor of Wolf industrial products in Canada. Endoscopes are used in remote visual inspection applications by a variety of security and industrial users. In industry, endoscopes are used primarily by aerospace, oil and gas, manufacturing, and power generation companies. Endoscopes enable users to visually inspect hidden or inaccessible areas in circumstances where viewing with the unaided eye would be difficult or impossible. The optical technology used in Wolf's endoscopes is similar to that of medical instruments employed in diagnostic procedures and minimally invasive surgery. Endoscopes have several security applications where they are useful in conducting contraband searches, covert surveillance and physical security operations. Traditional industrial markets employ endoscopes in research and development, maintenance and quality control environments.

         In 1998 Sciax began investing in development projects with the aim of manufacturing products complementary to the existing Wolf business and fulfilling unmet needs in the markets we serve. The current focus of the company is in the defence/security/law enforcement sector with its main product the SCS-1 SeCam(TM). The SeCam is a modularized, body-mounted video system built to high standards of durability and ergonomic design. SeCam is used in physical security, contraband search and tactical operations. SeCam is an extendible camera allowing remote viewing of dangerous or difficult access areas. Modularization allows the SeCam system to be outfitted with numerous accessories, including an under-door viewer, a thermal imager, and a borescope camera (compatible with our line of Wolf endoscopes). In partnership with other manufacturers we are integrating sensors for the detection of radiation and chemical/bio-warfare weapons.

         The tactical optical imaging industry is a new industry in the security and homeland defense market. We currently estimate the worldwide market size at between $50 to $300 million. The market size is due to experience significant growth as a result of the US Government's continuing "War on Terror". Significant changes to the availability of technology funding are occurring. SeCam and its multi-operational design position us to fulfill critical needs in many security environments. The massive terrorist actions in the United States in September 2001 is resulting in a significant reassessment of security requirements and changes to the availability of technology funding. Historically, remote viewing products actively promoted to the law enforcement and military communities have been of low quality and bad design. These products have been unable to withstand the rigors of the working environment faced by security personnel. Operational requirements as simple as environmental sealing to allow use in wet or rainy conditions, have been ignored by designers. In the past, poor quality of products and limited market knowledge, coupled with an environment of severe budget restrictions meant that implementation of remote viewing technologies was limited in the security field.

MARKET ANALYSIS

         Sciax is focused on government business - specifically, law enforcement agencies and governmental entities involved in security-related functions. Sciax has been selling SeCam in the US, Canada, and Europe and has received uniformly good reviews. The Canada Customs and Revenue Agency (CCRA) remains our leading customer. They have more than fifty units in the field and have ordered additional systems. There are also several police agencies in the US using SeCam. Some of these agencies have more than one system, and several are budgeting for additional units.

         Our target markets in law enforcement are in serious need of practical technology built to perform in the difficult environments faced by these users. Current competition simply has not responded effectively to the realities of this market. These competitors have created two interesting dynamics in the business; a user community suspicious of remote viewing technology, and a high level of confidence in our product once in the hands of these users.

         Given our market in government security, there are four major customer groups for SDS: military special operations, federal, state, and local law enforcement. Security markets for our products are in four key areas; contraband and evidence search, physical security, tactical operations and protective security/surveillance.

Contraband and Evidence Search. In contraband search environments, the sheer volume of inspections, the requirement to ensure these security measures do not interfere with day to day activities, as well as manpower limitations, place an almost impossible burden on customs officers and other border patrol personnel. Illegal importation of drugs has now been joined by an even greater evil, the illegal importation of weapons of mass destruction (WMDs) or their constituent parts; whether chemical, nuclear, or explosive. Methods of transportation are numerous; shipping containers, transport trucks, ships, trains and airplanes all pose risks. All must be more effectively searched. SeCam can also be a valuable aid for crime scene technicians in evidence recovery. Using a recording device connected to SeCam's video output allows users to document evidence in situ, potentially strengthening the legal position of law enforcement authorities.

Physical Security. WMD are the most pressing and dangerous threat to countries faced with modern terrorism. Regularly searching buildings, bridges, tunnels and vehicles for WMD in an efficient manner with minimal disruption of daily activity is a daunting task. Applying effective remote viewing technology can make a real difference in the achievement of these goals. Inspecting heating, air conditioning, and ventilation (HVAC) systems for chemical or biological agent dispersal devices is made faster and easier with SeCam. Hidden explosives or nuclear weapons are also more readily discovered using remote viewing technology such as SeCam. Current and planned modular accessories such as the SCS-7 RADS radiation detector will further enhance SeCam capabilities in the long term.

Tactical Operations. Tactical/SWAT operations, whether military or law enforcement, present a life and death environment where reliable and effective technology can significantly enhance officer survivability and public safety in these high risk engagements. The concept of remote viewing with a small video camera has been around for some time; however, effective solutions have been lacking. There are many officers (and hostages) who would be alive today had reliable and cost effective remote viewing technology, such as SeCam, been available. SeCam enhances vision in low light/no light situations and allows remote viewing of a subject area from a point of cover or concealment. It allows the tactical operator to clear many areas in buildings and structures, including stairways, halls and doorways often referred to as "fatal funnels" where the risks to officer safety are highest. Hostage rescue, barricaded suspects, slow and deliberate clearing of rooms and buildings, high risk warrant service and high risk arrest can all benefit from the deployment of SeCam. Military operations include many of the same applications; the ability to clear buildings, caves and other confined spaces of hostile forces and potential booby traps.

Protective Security/Surveillance. Effective surveillance, either covert or overt, is a tremendously valuable tool in controlling crime. Whether protecting political officials at outdoor rallies by watching crowd patterns or observing and recording drug deals, SeCam can be a valuable tool in collecting important visual intelligence. Planned introduction of SeCam's thermal imaging camera module will further enhance user capabilities by providing high resolution heat images of suspects under surveillance. The recently introduced SCS-3 UDV gives officers the ability to observe and record high resolution images of suspects from a covert, under-door viewing position.

         At present, we have no plans at present to make our products available to the commercial security industry. As our business develops we will reassess this position in the context of corporate markets. We are highly committed to controlling the distribution of our products in areas where they may fall into the hands of inappropriate individuals or governments.

PRODUCTS

   SCS-1 SECAM
   Development of SeCam was undertaken at the request of the Canada Customs and Revenue Agency (CCRA). Kenneth T. Smart has had a long term relationship with the project management team in the Contraband and Intelligence Services Directorate (CISD) of CCRA. The first generation SeCam product requested by CISD was built by a subcontractor in Germany. First generation systems were deployed in July 1998. Based on the success of the original product, and the future potential of such systems, a decision was made to develop a second generation SeCam, designed and manufactured in Canada. Introduced in June of 2001, this second generation product incorporates significant improvements over the original and is establishing a significant and positive reputation in law enforcement communities in Canada, the United States, and Europe.
           The SCS-1 SeCam is a battery powered, modular video system designed for use in a variety of tactical and search applications. In its standard form, SeCam consists of an articulating B&W camera module attached to a multi-section extendible pole. The user observes the camera's video image on an LCD screen incorporated into a control pack worn on a hands-free body harness. In viewing conditions where ambient light is unavailable, SeCam is equipped with an infrared LED ring light providing illumination invisible to the human eye. The SeCam control pack is completely weather-proof and the camera module can be used in water to depths of 165' (50m).

There are a number of compelling features embodied by SeCam which are central to its success.

MODULAR DESIGN: The modular design of SeCam allows the total interchangeability of any of the components. Any camera head can easily be connected to any pole with any control pack powered by any battery. This modular design provides two important benefits for users; easily interchangeable components means spare cameras, spare batteries, and long or short poles can be quickly deployed to maintain system readiness and appropriate configuration for the task at hand. As importantly, SeCam accessory parts such as the SCS-3 UDV under-door viewer and the SCS-4 TecCam endoscope camera are easily attached to the system providing important new capabilities. Further developments include an IR thermal camera, radiation detector system and remote control articulating zoom camera.

SMALL DIAMETER CAMERA HEAD: At 1.25" the standard SeCam camera head is small enought to access many confined spaces other cameras can't reach. Mounting directly to the standard coiled connecting cable further enhances manoeuvrability in tight spots.

CAMERA HEAD ROTATION: The SeCam camera head rotates 270dg on its own axis to provide proper image orientation on the monitor screen at all times. It is very important to minimize the potential for visual disorientation in users, particularly in the high stress conditions posed by tactical operations.

CAMERA HEAD CASTERS: Four built-in, user replaceable casters allow the unit to be wheeled smoothly along pavement during under-vehicle inspection without damage to the camera head.

ACCESSORY ATTACHMENT: SeCam is equipped with threaded mounting holes in the camera head. Accessories such as a SureFire tactical light can provide additional illumination and fittings for a OC/CS gas delivery system and the SCS-7 radiation detector now in development attach directly to these mountings.

EXTENDED CAMERA HEAD ARTICULATION: Unlike other systems that only allow articulation 90dg up or down, the SeCam camera head has an infinite range of motion up to 180dg in both directions. This gives the operator the ability to inspect areas not viewable with other systems including directly behind walls, under window sills, and at the base of enclosed stairway and landing handrails.

LARGE 6.4" LCD MONITOR: The SeCam video monitor provides a sharp clear image large enough to be viewable by more than one person. Monitor settings can be adjusted to optimize picture quality in varied lighting conditions.

SIX HOUR NIMH BATTERY: Nickel Metal Hydride (NiMH) batteries do not develop the charge memory problems associated with other rechargeable packs and will maintain their optimal operational capacity at all times. Using the included "smart" battery charger allows recharge times of less than 2.5 hours.

WATERPROOF DESIGN: SeCam is designed to function in the full spectrum of environmental conditions encountered in military and law enforcement operations. The system control pack is sealed against rain, snow, dust, salt spray, sand, mud and ash. Additionally, the camera head is pressure-proof to 6 atma (165') making it ideal as a tool for the inspection of submerged areas.

HIGH IMPACT POLYMER CONSTRUCTION: The SeCam control pack including battery, are built using a high impact polymer making the system highly resistant to damage. This polymer is of the same type used extensively in the medical industy for the production of heart valves and prosthetic joints.

POSITIVE-LOCK CONNECTORS: All electrical connectors used on SeCam are an IP68 (waterproof/pressure-proof) press-lock configuration and are designed to function under extreme conditions. It is impossible to damage connectors on the system by forcing them together while misaligned. In low-light/no-light conditions connections can be made by feel, with no visual alignment required. Once in place, built-in locking collars prevent accidental disconnection.

DETACHABLE SUN HOOD: Viewing video imagery in very bright or sunlit conditions can be problematic. SeCam is supplied with a rigid pivoting sunhood that almost completely eliminates extraneous light in high brightness environments. A quick release rail mount built into the control pack ensures easy-on/off functionality.

DETACHABLE NIGHT FILTER: Human night vision can be significantly compromised when alternately viewing a bright video screen, and dim or dark surroundings. Using the red screen filter supplied with SeCam can minimize the severity of the transition between light and dark. Additionally, the red filter serves to mute screen brightness reducing the risk associated with having a tactical team "lit up" during high risk operations.

LIGHTWEIGHT SEARCH POLES: Light weight results in minimal fatigue. All SeCam search poles are made of a lightweight carbon fiber composite. The standard 17' pole with attached camera head weighs about 3 lbs. Additionally, all available poles are internally wired, so there are no exposed cables or wires at any point which could be damaged or "hung up" during operation of the system.

LIGHTWEIGHT, QUICK RELEASE CONTROL PACK: The SeCam control pack with battery weighs 5.5lbs and is comfortably chest mounted using a body harness for hands-free operation. The harness uses quick release pin connectors easing assembly of the system and providing the ability to quickly "ditch" the system in high stress tactical operations.

PRICING

         SeCam is priced in the mid to high range of available systems. Although we are percieved to have a premium product in the premium price range, a response often heard from our customers is that SeCam is "fairly priced". The basic SeCam sells for US$8,500 with prices for other products in the market ranging from $2,900 to $12,000. It may be possible to increase the price of SeCam to the $9,000 price range but this will require more sales and marketing experience to establish.

PRODUCT LIFE CYCLE

         The current SeCam design with its modular configuration and the ongoing introduction of new accessories has a product lifespan of 5-7 years. We anticipate the current generation of SeCam systems to be superceded by similar products with enhanced functionality. This enhanced functionality will be directly related to component technologies such as OLED high resolution flat panels and megapixel CCD/CMOS sensors. A critical part of our future is a continued awareness among Sciax product development staff of technical advances and their value in the context of our customers' practical needs.

MANUFACTURING AND DELIVERY

          Although we are at the early stages of market development and have thus far sold limited numbers of systems, one of the priority SeCam design goals was easily scalable production enabling us to transition to large volumes as conditions dictate. Currently, SeCam is built in small 25 unit production runs by a local subcontractor. Components such as connectors and flat panel video displays are procured by Sciax and supplied to our subcontractor on a requirements basis.
         Ongoing product development involves significant expense in CAD design and the production of prototype systems for evaluation. Using external contractors for this purpose is quite expensive. As we mature as a company, we must evaluate the praticality of buying machines and tools and hiring staff in this area. If we choose to do this, it would be appropriate for us also to consider producing many of the machined parts required for the production of SeCam.

         As discussed above, SeCam production is easily scalable due to product design and subcontractor configurations. In the normal course of business we have inventory available for shipment to individual customers and in many cases can ship small (20-25) multiple unit orders within approximately 45 days. Large multiple unit orders (100-300 systems) require 60-90 days with deliveries commencing 30-45 days out. Delivery times can be affected by the availability of various components, the production of which are outside the control of Sciax.

Based on production volumes of SeCam, we may ultimately choose to undertake final assembly of the product in-house. This would give us advantages in the inventory management of components and sub-assemblies, and provide us with direct, final control of product quality.A final decision on this matter has not yet been reached.


CUSTOMER PROCUREMENT

         The purchase process for SeCam has a number of variables associated with it. Federal customers, although somewhat restricted by budget processes, have discretionary funds available for purchasing technology such as SeCam. These Federal customers include both civilian law enforcement and the military. State and local law enforcement must rely on three main funding sources; budget money, proceeds of crime (seizure money), and federal or state grants. Regardless of the purchase funding source, the process from SeCam introduction to purchase order issue can be quite long. Although we have examples of relatively speedy SeCam procurements, one year lead times with government customers are not unusual. Should we choose to expand our sales efforts to the corporate security market, we expect that sales cycles could be reduced. In private industry, compelling product benefits often create a shorter path to funding.

         As with most capital equipment, the SeCam sales environment is complex, with several individuals involved in evaluation, recommendation and purchase. Steps in the sales process can vary, but generally include awareness of the product, demonstration of the system, test and evaluation through scenario based training, comparison with competitors and final purchase. In our experience, the need for discounting plays a limited role. When properly educated, customers evaluate products based on performance and needs.

         Budget funds are available in one of two scenarios. Once we have made contact with the agency and the product has been suitably reviewed, money can be allocated in the following year's budget for purchase. Alternatively, agencies frequently have money remaining in budgets at the end of a given fiscal year. This money can be allocated to SeCam purchase given correct timing and an awareness of the product. In the US, fiscal year ends are not the same from state to state and city to city. This creates a problem for us, particularly at our current level as we have no way of creating broad based awareness of SeCam given our limited marketing resources.

         There are several law enforcement grant funding sources for the purchase of technology. Agencies must file applications to access this money. The level of complexity associated with some of these grants is a challenge for many in the community. Personnel in law enforcement tend to be by nature, less well equipped to execute this paperwork effectively. Companies like ITT Night Vision employ a full time grant writing specialist to assist agencies in doing the required paperwork. In the case of ITT this specialist identifies funding sources and assists in the completion of approximately 15 grant applications a week.

SALES AND MARKETING

         Sciax products are sold through a developing network of direct sales representatives and agents. Although our customers are easily identifiable, one of the biggest challenges we face is simple awareness of our company and its products in target markets. Even with the network of people we now know in these communities, the market is too large for word of mouth alone to act as a significant factor in product awareness, particularly at such an early stage in our business development. We intend to grow awareness of our company and its products using several tools; aggressive and consistent print advertising over an extended period, free training courses to groups of police agencies on a regional basis, presentation of counter-terrorism conferences, exhibition at important trade shows, and active product demonstrations through a highly motivated direct sales force.

         In December of 2002, Sciax staged its second annual Counter-Terrorism Conference in Virginia Beach VA. Based on the success of the first event, which was organized on very short notice, we have decided to continue the conference as an annual event. The 2002 addition had speakers such as Col. Dave Grossman (former US Ranger) and Malcolm Nance, a leading expert on counter terrorism. The attendance in 2002 was approximately 150 people made up of Military, Federal and State Law Enforcement. This year's conference is scheduled for November 18 - 20 , 2003.

COMPETITION

         There are several other vendors of remote viewing systems in our target markets. None of these competitors can be identified as the market leader and there are no industry associations which collect market share data. Additionally, the confidential nature of security and policing makes it nearly impossible for Sciax to contract with anyone to gather data, as personal relationships are typically required to engage in any dialogue. Due to the generally low level of quality of our existing competition we must expect high quality competition to eventually arise, whether they be new products from existing competitors or entirely new players.

         Traditional players have a strong focus on the law enforcement business and include Instrument Technology Inc (ITI), Aqua Communications, and Search Systems. The second group includes industrial inspection companies such as Everest VIT and Olympus who are attempting to sell standard industrial products to security users. Following is a discussion of our principal competitors and their products.

         Instrument Technology Inc (www.scopes.com) ITI, based in Westfield MA, is a manufacturer of a variety of optical and video systems for medical, industrial, and security markets. They are one of the largest players in law enforcement and make a wide variety of security specific products. We encounter ITI in the industrial remote visual inspection business where their products are considered to be at the low end of the quality scale. An example of this is ITI's under-door viewer. Alone in the market for some time, it has developed a bad reputation as an easily breakable, optically poor quality system. ITI's direct competitor to the standard SeCam system sells for slightly less than $5,000. This product does not feature the modular design or durability of SeCam. ITI has focused on the law enforcement market segment for some time. Their mix of endoscopes and specialized cameras is very similar to the product mix we envision for Sciax. ITI markets their products through a network of independent sales agents throughout the US.

         Even though we believe Sciax has superior products, ITI has several advantages over us at this point. Primarily these advantages are greater financial resources and greater market penetration. ITI has been in business since 1967 and has a diversified business in the largest market (the US) for specialty optical systems in the world. Since they have been in the law enforcement business for some time, they remain near the top of the awareness list for many customers.

         Search Systems (www.searchsystems.com) Based in California, Search Systems also has been in business for many years. Their first SearchCam products were developed long ago for search and rescue operations. Law enforcement applications followed and they are now one of the main players in this field. In particular, they are the most successful marketer of pole camera systems in the US, with one industry observer estimating an installed base of 200-400 units. The SearchCam is a more expensive product (US$12,000) and features one piece design considerably divergent from and, in our belief, inferior to, SeCam ergonomics.

         Although Search Systems is smaller than ITI, awareness of their product is relatively high due to their long presence in the market, and the superiority of their camera system over that of ITI and others. SearchCam still suffers from product durability issues which are a major problem with users. In the search and rescue field, these cameras have been used extensively as there have been few alternatives.

         Aqua Communications (www.aquacomm.com) Manufacturer of the SnakeEye, Aqua is after the low end of the market. SnakeEye is a simple, low priced (US$3,000) product with limited capability in law enforcement and public safety markets. Given its low price SnakeEye is advertised on the Internet through several on-line retailers on a non-exclusive basis. Much as we recognize SnakeEye as a low-end, low-quality product, Aqua has been successful at selling the system to public safety and law enforcement agencies. The absence of a strong technology leader capable of effectively educating the market has resulted in buying on price.

INTELLECTUAL PROPERTY PROTECTION

         Sciax does not presently have any patents for its products. Instead, it relies upon trade secret rules and confidentiality agreements to protect its intellectual property rights. Sciax intends to make application for patent protection on certain of its products soon.

EMPLOYEES

         At present, Sciax has eleven employees and independent contractors, None of such employees is represented by a collective bargaining agreement, and Sciax believes its relationship with its employees is good.

PUBLIC INFORMATION

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

ITEM 2.  PROPERTIES

         Sciax leases its principal office located at 233 Carlaw Avenue, Toronto, Ontario, Canada from an unaffiliated third party. The offices consist of approximately 2100 square feet of space and are leased at a cost of $30,493 (Can.) per annum. The lease expires in July 2003, but we believe it will be renewable on similar terms. We believe that such offices are sufficient for our current operations. In addition, we maintain executive offices at 1020 North Johnson, Bay City, MI, on an as needed basis, which are provided cost free by a company owned by Nitin Amersey, a member of our board.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.     MARKET INFORMATION

         Our common stock has been quoted on the OTCBB under the symbol of "UGMI" since May 2, 2002. Following are the high and low bid and ask prices for each quarter within the last fiscal year.*


                             BID                                ASK


5/2 - 6/28        $0.10             $0.25             $0.18             $0.70
7/1 - 9/30        $0.03             $0.10             $0.06             $0.15
10/1-12/31        $0.03             $0.09             $0.07             $0.15

* All quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not represent actual transactions.

         As of April 7, 2003, we had approximately 89 stockholders of record. We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain any earnings for the operation and development of our business. The Transfer Agent for our shares is Pacific Stock Transfer Company, 5844 S. Pecos, Suite D, Las Vegas, Nevada 89120, tel. (702) 361-3033.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION.

         No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation, our ability to maintain, attract and integrate internal management, technical information and management information systems; our ability to generate customer demand for our products; the intensity of competition; and general economic conditions.

Results of Operations

         What follows is a brief discussion of the results of operations of Ugomedia for the year ended December 31, 2002, followed by a brief discussion of Sciax's results of operations and capital resources and liquidity. During that year, Ugomedia sold off its principal business assets and became inactive as of October 2002. In addition, as mentioned above, in February 2003, UgoMedia acquired all the outstanding shares of Sciax and, on an ongoing basis, it will be Sciax's operations which will constitute UgoMedia's results. Accordingly, Ugomedia's results of operations for 2002 should not be considered to be indicative of any future trends of its business. The Company has not yet completed its audit of Sciax's financial statements, but will do so within the time limits prescribed.

         Ugomedia's revenues declined significantly during the year ended December 31, 2002 ("FY 2002") as opposed to the year ended December 31, 2001 ("FY 2001"), from $440,376 to $165,155, a decline of 62%. This was due to the sale of certain assets and the wind-down of Ugomedia's former business. Its loss from operations increased significantly, however, from $103,371 in FY 2001 to $774,498 in FY 2002, primarily as a result of certain non-cash compensation (an aggregate of $601,250 in FY 2002, nonexistent in FY 2001). As a result, its net loss increased significantly from $128,514 in FY 2001 to $771,916 in FY 2002.

         Sciax - An audit of Sciax's financial statements is ongoing, and the financial statements are expected to be filed as an amendment to the Current Report on Form 8-K, dated as of February 28, 2003, by the due date of such amendment. However, a preliminary review of the financial condition of Sciax indicates that such acquisition is not likely to add significantly to the liquidity of the Company for several months. Sciax appears to have operated at a slight profit (approximately $40,000) in its Fiscal 2000 (year ended July 31,
2000), at a slight loss (approximately $100,000) during its Fiscal 2001 (year ended July 31, 2001) and at a slight profit (approximately $60,000) during its Fiscal 2002 (year ended July 31, 2002).

Liquidity and Capital Resources

         From its inception through December 31, 2002, Ugomedia has incurred losses of $1,221,087 and had a working capital deficit (at December 31, 2002) of $117,817. The acquisition of Sciax has not added significantly to its cash resources although it has provided a different stream of future revenues, the precise extent of which is difficult to assess. In their report on the financial statements, our auditors have expressed doubt about the Company's ability to continue as a going concern. Management believes that it will require approximately $2,000,000 in order for the Company to complete the year ending December 31, 2003 ("FY 2003"). It is attempting to raise a portion of such funds at this time and believes that if it is successful in doing so, together with revenues generated by Sciax's operations, it can complete FY 2003 and be positioned for stability in 2004.

Inflation, Foreign Exchange Risk

         Neither Ugomedia nor Sciax is exposed to significant risk due to inflation. Sciax is, however, exposed to some foreign exchange risk on its sales to Canadian based entities. Such sales are denominated in Canadian dollars, which has been weak against the US dollar for several years.

ITEM 7. FINANCIAL STATEMENTS.

         See financial statements appended at the end of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In July 2002, we engaged Malone & Bailey, PLLC as our principal accountant to replace its former principal accountant, Chavez & Koch, CPA's, Ltd.("Chavez"). The former accountant was dismissed on July 16, 2002. The decision to change accountants was approved by our Board of Directors.

         During our most recent two fiscal years and during any subsequent interim periods preceding the date of termination, we had no disagreements with Chavez on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Similarly, no accountant's report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited statements prepared by Chavez did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, Chavez did not advise the Company with regard to any of the following:

1. That internal controls necessary to develop reliable financial statements did not exist; or

2. That information has come to the attention of Chavez, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or
3. That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal.

            During our most recent two fiscal years and during any subsequent interim periods preceding the date of engagement, we did not consult with Malone & Bailey, PLLC regarding any matter requiring disclosure under Regulation S-K,
Item 304(a)(2).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our  current  directors  and  executive  officers  are  as  follows:

Kenneth Smart, President and a Director, age 42 , founded Sciax in 1996 and has been its President since then. As mentioned above, Sciax is in the business of developing, marketing and selling defense and security products and technology. He holds a BAA in photography from the Ryerson Polytechnical Institute in Toronto, Canada.

Nitin Amersey, Chairman, CEO, Secretary and Treasurer, age 51 , has served as President of CircleTex Corp., a web site development and management firm since 2001 and has been Chairman of Scothalls Limited, a trading company, since 1978. He is also a partner of Amersey Damoder, a raw cotton merchant firm, located in Mumbai, India and is President of Door to Door Settlement & Signing Services Inc., a real estate settlement company in Michigan. Since 2002, Mr. Amersey has been a director of Environmental Solutions World Wide, a publicly-held company in Pennsylvania. From 1988 to 2000, he was Chairman and CEO of The Caribbean Sea Island Cotton Company Ltd. Mr. Amersey graduated magna cum laude with honors from Miami University (Ohio) with a Bachelor of Science in Business with a major in economics. He is a Phi Beta Kappa and a Phi Kappa Phi. Mr. Amersey has a Master of Business Administration (MBA) degree from the University of Rochester.

Alfred Schopf, Director, age 46, has been, since March 2001, the President and CEO of ARRI AG, part of the ARRI Group in Germany. ARRI is a manufacturer of professional film cameras and professional lighting equipment for past-production and offers rental and post-production services to the motion picture industry. Prior thereto, Mr. Schopf was CFO of TelesensKSCL AG in Koln, Germany, a provider of accounting systems to the telecommunications industry, from December 2000 to March 2001. Prior thereto, Mr. Schopf had been CEO of JENOPTIK Photonics GmbH, a manufacturer of laser, optical systems and imaging systems in Jena, Germany. Mr. Schopf has completed his studies at the University of Pforzheim (Germany) as a graduate economist.

         The following individuals held directorships and offices in the Company during the year ended December 31, 2002, but no longer do so:

Aldo Rotondi, was President and Director from October 2001 until earlier this year. Since prior to 1997, he has been President of Airim Capital Group, Inc., a Canadian corporation involved in strategic business consulting primarily involved in assisting companies to develop and implement business plans.

Michael W. Stapleton, Former President, CEO and Director - After studying business at Ball State University for two years, Mr. Stapleton left in 1987 to start Indiana Laser Technologies Corporation, a computer software, products and services company that serviced high-end computer customers in Indianapolis. After five years, he sold that company's customer base to Toshiba Corporation.

In 1994, he started Stapleton Office Systems, a digital printer and computer services company. For the five years prior to founding UgoMedia Interactive, Mr. Stapleton founded and was the President and CEO of UgoMedia.com, Inc.

Dennis Szymczak, Former Chief Technology Officer and Director - Mr. Szymczak owned and operated Digitalink, a computer consulting firm specializing in network  set-up and  administration  of Windows  95,  98,  NT,  2000,  Linux and
Macintosh systems; Windows and web based software development; WAN creation utilizing current connectivity technologies; BPN and Third Client implementation; Integration of multiple platform systems and networks. Prior to starting Digitalink in 1997, He has also worked as a trainer, programmer and systems troubleshooter for Custom Automated System Support and as a supervisor in the service department for The Copy Man.

Michel Pusateri, Former Executive Vice President, Chief Operations Officer and Director - Prior to her work with UgoMedia, she worked as a senior graphic artist with RH Donnelley, National Yellow Page Publishers where she was co-team leader on special projects for the National Department for over one year. She graduated Cum Laude from Marywood College in Scranton, Pennsylvania with a Bachelor of Fine Arts in Photography/Graphic Arts Major.

Edward A. Joyce, Former Director - Mr. Joyce serves as Professor of Management at the University of Nevada, Las Vegas, School for Business and Economics as well as several public and private company boards. For 16 years, Mr. Joyce was an administrator within various proprietary health care groups. Upon leaving proprietary health care, Mr. Joyce developed his own firm that developed and marketed an acute hospital material management software system. He has an MBA from Pepperdine University and undergraduate degrees from the University of Arizona in psychology and chemistry.

Larry D. Woolf, Former Director - During the past five years, Mr. Woolf has been a senior executive with The Navegante Group, Inc., a casino development and management company, recently promoted to Senior Vice President and Chief Operating Officer.

Board Committees
----------------

         We currently have no compensation committee or other board committee performing equivalent functions. Currently, the members of our board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings
-----------------

         No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) of the Securities Exchange Act of 1934, as amended
----------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of
Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the period from October 3, 2002 through December 31, 2002, directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION

         We do not have employment agreements with our executive officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future.

All compensation to officers and directors is as disclosed in Item 1 hereof under "Change In Control" and Item 12 hereof.

Board Compensation
------------------


         There were and are no arrangements pursuant to which any director was compensated in cash for the year ended December 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth the ownership, as of April 7, 2003, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company subsequent to the Sciax transaction which closed February 28, 2003.

 NAME AND ADDRESS                    NUMBER OF SHARES     PERCENT
 Aldo Rotondi
 10011-123 St. NW, Suite 2303
 Edmonton, Alberta, Canada  T5N 1M9
                                      2,000,000            23.5%

 Nevada Fund (1)
 1701 Valmora Street
 Las Vegas, Nevada 89102
                                      2,000,000            23.5%

 Kenneth T. Smart (2)
 233 Carlaw Avenue, Toronto,
 Ontario, Canada                     18,812,142              74%

 Nitin Amersey
 212 Avenue Road
 Toronto, Ontario, Canada            1,000,000             11.8%

 Richard Griffiths
 212 Avenue Road
 Toronto, Ontario, Canada            1,000,000             11.8%

 Alfred Schopf
 Bergelsweg 17
 Vaihingen, Germany                  0                        0

 All directors and officers as a
 group (3 persons)                   19,812,142              85%
                                     -----------------------------------

(1) Includes 400,000 shares owned by Mr. Stephen Brock. Mr. Brock is the principal of the Nevada Fund
(2) Consists of shares of subsidiary of Ugomedia which are immediately exchangeable, one-for-one, for shares of Ugomedia. Excludes 4,703,036 preferred shares of Ugomedia owned by Mr. Smart since same must be turned in for cancellation, pro rata, upon any request to exchange the exchangeable shares described above. Such preferred shares grant Mr. Smart four votes for each preferred share.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In March 2002, we ended our relationship with Dennis Szymczak, the shareholder who had contributed to us the business of Digitalink in April 2001. Szymczak returned his 966,666 shares of UgoMedia stock and 100,000 stock options, and we gave up all assets and business related to Digitalink and Sierra System Solutions, and $13,500.

        In May 2002, we issued 250,000 shares to Stephen Brock for consulting services. The shares were valued at the stock price on the date issued.

        On October 2, 2002, we purchased 1,856,666 shares of stock from the majority shareholder and director for $89,675, Mike Stapleton. We paid $15,000 cash, issued a promissory note for $50,000 and our fixed assets with a carrying value of $28,982. The note payable bears no interest. $5,000 is due on November 1, 2002 and the balance is due on October 1, 2003. The note has been discounted at 10% for a discounted value of $45,693. The balance due on the note as of December 31, 2002 was $36,416.

        On October 2, 2002, we sold 5,000,000 shares of common stock to Nevada Fund and Aldo Rotondi as more fully described in Item 1 above.

         On November 1, 2002 we issued 75,000 shares to Stephen Brock under a consulting agreement. The total value assigned to the shares was $18,750 based on the price paid by us for the treasury stock purchased on October 2, 2002 of $.05 per share.

         On November 25, 2002, we issued 450,000 shares to Aldo Rotondi under the 2002 Stock Award Plan resulting in compensation expense of $22,500. The value was based on the price paid by us for the treasury stock purchased on October 2, 2002 at $.05 per share.

         We have received advances from Aldo Rotondi totaling $42,965 as of December 31, 2002. The advances include a note payable for $25,000 bearing interest at 10% due April 2003 and advances to pay trade accounts payable. The advances are payable upon demand. These advances are now reflected in the promissory note issued to Mr. Rotondi described in Item 1 above.

         We have entered into a consulting agreement with Nitin Amersey as more fully described in Item 1 above.

         Since January 2003, Sciax has been paying Scothalls, Ltd, a company owned by Nitin Amersey, the amount of $10,000 (Can) per month for bookkeeping, accounts receivable management, website development accounting services and payroll administration.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the last quarter of the period covered by this Report:

8-K Current report  2002-10-09
8-K Current report  2002-09-18


ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
Signatures

CERTIFICATIONS

I, Nitin Amersey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ugomedia Interactive Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

   4. I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

   (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

   (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ("Evaluation Date"); and

   (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

   (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

   (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

   6. I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/ Nitin Amersey
    Chief Financial Officer and CEO

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UGOMEDIA INTERACTIVE CORPORATION

Date:  April 14, 2003

                                            By:      /s/ Nitin Amersey
                                                ----------------------------
                                                     Nitin Amersey
                                                     Chairman


Title                            Name           Date           Signature
-----                            ----           ----           ---------


Principal Executive Officer  Nitin Amersey   April 14, 2003  /s/ Nitin Amersey

Principal Accounting         Nitin Amersey   April 14, 2003  /s/ Nitin Amersey
Officer

Principal Financial Officer  Nitin Amersey   April 14, 2003  /s/ Nitin Amersey


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE                   NAME             TITLE             DATE
---------                   ----              -----            ----


/s/ Kenneth T. Smart   Kenneth T. Smart     Director       April 14, 2003

/s/ Nitin Amersey      Nitin Amersey        Director       April 14, 2003

/s/ Alfred Schopf      Alfred Schopf        Director       April 14, 2003

                                    EXHIBITS

All exhibits from the following filings are incorporated herein by reference:
INDEX TO EXHIBITS

Exhibit    Name and/or Identification of Exhibit
Number

2        Plan  of  Acquisition,  Reorganization,   Arrangement,  Liquidation  or
         succession

         (a) Plan and Agreement of Merger with Dennis Szymczak/Digitalink Company (1)
         (b)  Agreement  with  Micor  EDC,  Inc.(1)
         (c)  Agreement  with  Sciax Technology, Inc. ("Sciax")

3        Articles of Incorporation & By-Laws

         (a) Articles of  Incorporation  of the  Company.(1)
         (b) By-Laws of the Company.(1)

10       Material Contracts

     1. Agreement between the Company and Mike Stapleton (2)
     2.  Amendment  to  Agreement   between  the  Company  and  Mike  and  Debra
     Stapleton(2)
     3. Agreement between the Company and the Nevada Fund and Aldo Rotondi (2)
     4. Shareholder Purchase Agreement by and among the Company, 4137639 Canada, Inc.("Sub"), and the former shareholders of Sciax Technology, Inc.(3) 5.Option Agreement by and between the Company and Kenneth Smart.(3)
     6. Consulting Agreement by and between the Company and Nitin Amersey.(3)
     7. Consulting Agreement by and between the Company and Richard
        Griffiths.(3)
     8. Support Agreement by and among the Company, Sub and Sciax.(3)
     9. Exchange Trust Agreement by and among the Company, Sub and Sciax.(3) 10.Put Option Agreement between the Company and Aldo Rotondi

21   List of subsidiaries
99   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

o (1) Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

o (2) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed October 9, 2002

o (3) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  UgoMedia Interactive Corporation
  Edmonton, Alberta, Canada

We have audited the accompanying balance sheet of UgoMedia Interactive Corporation as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of UgoMedia's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of UgoMedia Interactive Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that UgoMedia will continue as a going concern. As discussed in Note 2 to the financial statements, UgoMedia has incurred losses totaling $1,221,078 and at December 31, 2002 had a working capital deficit of $117,817. In addition, UgoMedia ceased operations in October 2002. These conditions raise substantial doubt about the UgoMedia's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 6, 2003


                                      F

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  UgoMedia Interactive Corporation

We have audited the accompanying statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001 of UgoMedia Interactive Corporation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of UgoMedia Interactive Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses totaling $1,221,078 and at December 31, 2002 had a working capital deficit of $117,817. In addition, UgoMedia ceased operations in October 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Chavez Koch, CPA's, Ltd.
March 20, 2002
Henderson, Nevada

                        UGOMEDIA INTERACTIVE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                ASSETS

TOTAL ASSETS:                                                        $         -
                                                                     ===========






                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable, third parties                                  $    38,436
     Payable to shareholder                                               42,965
     Notes payable                                                        36,416
                                                                     -----------
           Total current liabilities                                     117,817
                                                                     -----------

COMMITMENTS

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued
    Common stock, $.001 par value; 20,000,000 shares authorized
       9,909,668 shares issued and outstanding                             9,910
    Additional paid-in capital                                         1,093,351
    Accumulated deficit                                               (1,221,078)
                                                                     -----------
           Total shareholders' equity                                   (117,817)
                                                                     -----------

           Total liabilities and shareholders' equity                $         -
                                                                     ===========

 See accompanying summary of accounting policies and notes to financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED TO DECEMBER 31, 2002 AND 2001



                                                           2002                 2001
                                                     ------------------   -----------------


 REVENUES                                            $       165,155      $       440,376

 COST OF REVENUES                                             92,839              152,912
                                                     ---------------      ---------------

          Gross margin                                        72,316              287,464

 COSTS AND EXPENSES:
     General and administrative                              209,782              384,201
     Non-cash stock compensation                             601,250                    -
     Bad debt                                                 29,750                    -
     Depreciation                                              6,032                6,634
                                                     ---------------      ---------------
                                                             846,814              390,835
                                                     ---------------      ---------------

          Loss from operations                              (774,498)            (103,371)

 OTHER INCOME (EXPENSE):
     Other, net                                                4,038              (27,258)
     Interest, net                                            (1,456)               2,115
                                                     ---------------      ---------------




 NET LOSS                                            $      (771,916)     $      (128,514)
                                                     ===============      ===============

 Net loss per share:
     Basic and diluted net loss per share            $          (.12)     $          (.10)
                                                     ===============      ===============

 Weighed average shares outstanding:
     Basic and diluted                                     6,386,112            4,568,860
                                                     ===============      ===============

 See accompanying summary of accounting policies and notes to financial statements.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                   COMMON STOCK                  ADDITIONAL          ACCUMULATED      SHAREHOLDERS'
                                       -------------------------------------
                                            SHARES             AMOUNT          PAID-IN CAPITAL         DEFICIT             EQUITY
                                       ----------------   ---------------     ----------------    -----------------  ---------------

Balance,
    December 31, 2000                         3,450,000   $         3,450     $        359,495    $       (320,,648) $      42,297
Issuance of common stock
    for cash                                  1,488,000             1,488              159,712                    -        161,200
Contributed capital                                   -                 -               16,041                    -         16,041
Net Loss                                              -                 -                    -             (128,514)      (128,514)
                                       ----------------   ---------------     ----------------    -----------------  --------------
Balance,
    December 31, 2001                         4,938,000             4,938              535,248             (449,162)        91,024
Sale of common stock                          5,000,000             5,000               60,000                    -         65,000
Issuance of common stock
    for services                              2,795,000             2,795              598,455                    -        601,250
Acquisition of treasury stock,
    retired                                  (2,823,332)           (2,823)            (100,352)                   -       (103,175)
Net Loss                                              -                 -                    -             (771,916)      (771,916)
                                       ----------------   ---------------     ----------------    -----------------  --------------
Balance,                                      9,909,668   $         9,910     $      1,093,351    $      (1,221,078) $    (117,817)
                                       ================   ===============     ================    ================= ===============
    December 31, 2002

 See accompanying summary of accounting policies and notes to financial statements.


                        UGOMEDIA INTERACTIVE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                    2002                2001
                                                                              -----------------   ------------------
OPERATING ACTIVITIES:
   Net loss                                                                   $      (771,916)    $      (128,514)
   Adjustments to reconcile net loss to net used in
      operating activities:
      Depreciation                                                                      6,032               6,634
      Stock issued for services                                                       601,250             (24,702)
      Changes in operating assets and liabilities:
         Accounts receivable                                                           78,209              (5,000)
         Prepaid and other current assets                                                   -              18,771
         Accounts payable                                                              15,890              23,410
         Deferred revenue and other current liabilities                               (28,616)             28,592
                                                                              ---------------     ---------------
               Net cash used in operating activities                                  (99,151)           (129,316)

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (2,015)            (29,885)
                                                                              ----------------    ---------------

FINANCING ACTIVITIES:
   Sale of common stock                                                                65,000             161,200
   Payable to shareholder                                                              15,803                   -
   Payments on note payable                                                           (10,766)                  -
   Contributed capital                                                                      -              16,041
                                                                              ---------------     ---------------
               Net cash provided by financing activities                               70,037             177,241

NET CHANGE IN CASH                                                                    (31,129)             18,040

CASH, beginning of period                                                              31,129              13,089
                                                                              ---------------     ---------------

CASH, end of period                                                           $             -     $        31,129
                                                                              ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                              $            -      $             -
                                                                              ==============      ===============
   Income taxes paid                                                          $            -      $             -
                                                                              ==============      ===============

NONCASH TRANSACTIONS:
   Acquisition treasury stock for note payable                                $       50,000      $             -
                                                                              ==============      ===============

 See accompanying summary of accounting policies and notes to financial statements.


                        UGOMEDIA INTERACTIVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         Nature of business

         UgoMedia Interactive Corporation ("UgoMedia") was incorporated on August 22, 2000 in Nevada. UgoMedia was engaged in internet web design and hosting and networking consulting.

         On October 2, 2002, UgoMedia had a change in control, disposed of all property and equipment and ceased operations.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

         Cash Equivalents

         Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

         Revenue Recognition

         UgoMedia  recognized revenue when persuasive evidence of an arrangement
         existed,   delivery  had  occurred,   the  sales  price  was  fixed  or
         determinable and collectibility was probable.

         Website hosting revenues were generally billed and recognized ratably over the term of the contract. Service revenues (e.g. network consulting) were generally billed monthly. Minimum fees were recognized ratable over the term of the contract.

         UgoMedia maintained allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The company did not require collateral.

         Long-lived Assets

         Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. UgoMedia performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Income Taxes

                        UGOMEDIA INTERACTIVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         The asset and liability approach has been used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. UgoMedia recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

         Earnings Per Common Share

         Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since UgoMedia has no potentially dilutive securities and because of UgoMedia's net loss.

         Stock-Based Compensation

         UgoMedia accounts for stock-based compensation to employees under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. No options have been granted.

         UgoMedia accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

         Recent Accounting Pronouncements

         UgoMedia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the UgoMedia's results of operations, financial position or cash flows.


         NOTE 2 - Financial Condition and Going Concern

         UgoMedia has incurred losses totaling $1,221,078 through December 31, 2002, has a working capital deficit of $117,817 at December 31, 2002 and has ceased operations. Management and the board of directors approved merging UgoMedia with a private company in January 2003 (see note 8).

         These conditions raise substantial doubt about the UgoMedia's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should UgoMedia be unable to continue as a going concern.

                        UGOMEDIA INTERACTIVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



         NOTE 3 - PAYABLE TO SHAREHOLDER

         UgoMedia has received advances from its majority shareholder totaling $42,965 as of December 31, 2002. The advances include a note payable for $25,000 bearing interest at 10% due April 2003 and advances to pay trade accounts payable. The advances are payable upon demand.


         NOTE 4 - NOTES PAYABLE

         UgoMedia purchased 1,856,566 shares of treasury stock for $15,000 cash and a $50,000 note payable. The note is due in twelve months or when UgoMedia is sold. The note was discounted at 10% and as of December 31, 2002 the carrying value was $36,416.


         NOTE 5 - INCOME TAXES

         For the period from inception through December 31, 2002, UgoMedia has incurred net losses and, therefore, has no tax liability. On October 2, 2002, a change of control occurred. Internal Revenue Code Section 382 restricts the availability of prior net operating losses to offset future income. Because of this change in control, all losses incurred by UgoMedia are unavailable.


         NOTE 6 - SHAREHOLDERS EQUITY

         Common Stock:

         On March 31, 2001, UgoMedia completed a private placement pursuant to which it sold 1,457,000 shares of its voting common stock at $.10 per share, for a total of $145,700, net of offering costs of $13,450.

         In April 2001, a major shareholder contributed a small sole proprietorship operating under the names Digitalink and Sierra System Solutions to UgoMedia. Digitalink and Sierra System Solutions provided computer networking services to small businesses. During the remainder of 2001 and the first quarter of 2002, Digitalink's services accounted for revenues of $0 and $74,782, or 0% and 57%, respectively, of UgoMedia's total revenues during these periods.

         On May 7, 2001, UgoMedia sold 11,000 shares to outside investors for $.50 per share, for a total of $5,500.

         On August 8, 2001, UgoMedia sold 20,000 shares to outside investors for $.50 per share, for a total of $10,000.

         In March 2002, UgoMedia and the shareholder which contributed the small sole proprietorship in April 2001 mutually decided to end their relationship. The shareholder returned his 966,666 shares of UgoMedia stock and 100,000 stock options. UgoMedia gave up all assets and business related to Digitalink and Sierra System Solutions, and $13,500.

         In May and June 2002, UgoMedia issued 1,936,000 shares of common stock to various

                        UGOMEDIA INTERACTIVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         individuals for services. The shares were valued at the stock price on the date issued resulting in total compensation cost of $558,250.

         On October 2, 2002, UgoMedia purchased 1,856,666 shares of treasury stock from the majority shareholder and director for $89,675. UgoMedia paid $15,000 cash, issued a promissory note for $50,000, discounted to $45,693, and all of UgoMedia's fixed assets with a carrying value of $28,982. The balance due on the note as of December 31, 2002 was $36,416. Their was no gain or loss recorded on the transaction.

         On October 2, 2002, UgoMedia sold 5,000,000 shares of common stock for $65,000 to two individuals resulting in change in control of UgoMedia. One of the Shareholders became the sole director and officer of UgoMedia.

         On November 1, 2002 UgoMedia issued a total of 375,000 shares of common stock related to consulting and legal service agreements. The total value assigned to the shares was $18,750 based on the price paid by UgoMedia for the treasury stock purchased on October 2, 2002 of $.05 per share.

         On November 25, 2002, UgoMedia issued 450,000 shares to the President of the Company under the 2002 Stock Award Plan resulting in Compensation expense of $22,500. The value was value was based on the price paid by UgoMedia for the treasury stock purchased on October 2, 2002 of $.05 per share.

         The 2002 Stock Award Plan was approved by the board of directors. The maximum number of shares that can be issued under the plan was 450,000. All shares approved under the plan were issued as of December 31, 2002.

         As of December 31, 2002 there were warrants to acquire 345,700 shares of common stock at $.10 per share outstanding. The warrants were originally issued in November 2000 and expire in December 2003.

         NOTE 7 - COMMITMENTS

         UgoMedia leased office facilities under operating leases in Nevada and Indiana. UgoMedia obtained a release from its Nevada location in December 2002 and a release from its Indiana location in January 2003. UgoMedia agreed to pay each lessor approximately $15,000 to be released from the lease obligation. Approximatley $20,000 is included in accounts payable at December 31, 2002 related to these leases.

         Rent expense was $38,000 and $30,000 for the years ended December 31, 2002 and 2001, respectively.

         On November 1, 2002, UgoMedia entered into a consulting agreement with an individual for the period from May 15, 2003 through May 15, 2004.

                        UGOMEDIA INTERACTIVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         The individual received 150,000 shares of common stock valued at $7,500 which was recorded as consulting expense in 2002.


         On November 1, 2002, UgoMedia entered into a consulting agreement with a shareholder for the period from May 15, 2003 through May 15, 2004. The shareholder received 75,000 shares of common stock valued at $3,750 which was recorded as consulting expense 2002.

         On November 1, 2002 UgoMedia entered into a legal services agreement with UgoMedia's corporate counsel. The attorney received 150,000 shares of common stock valued at $7,500 which was recorded as legal expense in 2002.


         NOTE 8 - SUBSEQUENT EVENTS

         On February 28, 2003, UgoMedia entered into a reorganization agreement with Sciax Technology, Inc., a Canadian Corporation and its wholly owned subsidiary ( Sciax). UgoMedia issued 19,100,000 shares of common stock to the shareholders of Sciax and 4,703,036 shares of preferred stock to the majority owner of Sciax in exchange for 100% of the outstanding common stock of Sciax. Sciax paid $100,000 cash and issued convertible notes payable totaling $350,000 to the two majority shareholders of UgoMedia. The notes bear interest at 6% and are convertible into common stock at $.20 per share at the option of the holder. Sciax shareholders will own approximately 74% after the reorganization. As part of the agreement UgoMedia agreed to change its name to Sciax Corporation.

         For accounting purposes this transaction will be treated as an acquisition of UgoMedia and a recapitalization of Sciax. This tax-free transfer is pursuant to section 351 of the Internal Revenue Code of 1986, as amended.

         UgoMedia signed consulting agreements and issued 2,000,000 shares of its common stock with the new management of the surviving entity.


         On February 5, 2003, UgoMedia issued 200,000 shares of its common stock to a former employee that had a dispute with UgoMedia's prior management and owners asserting an ownership interest in UgoMedia