Form 10QSB
period 2003-03-13
UGOMEDIA INTERACTIVE CORP
filed 2003-06-19
CIK 1138188

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________ .

                        Commission File Number 000-31160
                           UgoMedia Interactive Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Nevada                              88-0470239
   (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)              Identification No.)

                       1020 N. Johnson, Bay City, MI 48708
                    (Address of Principal Executive Offices)

                                  (877) 99SCIAX
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
             securities under a plan confirmed by a court. Yes    No X
                                                              ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 11, 2003, the Company had 8,487,857 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (check one):
Yes    No X
   ---   ---

                           UGOMEDIA INTERACTIVE CORP.
                                      INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED   BALANCE   SHEETS  -  MARCH  31,   2003
                           (UNAUDITED)

                           CONSOLIDATED   STATEMENTS   OF   LOSS   AND   DEFICIT
                           (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002.

                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002.

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULT UPON SENIOR SECURITIES

ITEM 4. OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. FINANCIAL STATEMENTS


                UgoMedia Interactive Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets:
       Cash                                                                          $             11,290
       Accounts Receivable                                                                        160,383
       Inventory                                                                                   20,314
       Prepaid Expenses                                                                           270,366
                                                                                       -------------------
            Total Current Assets                                                                  462,353

Property and Equipment, net                                                                        24,850
                                                                                       -------------------

                                                                                     $            487,203
                                                                                       ===================



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
       Cash Overdraft                                                                $             34,515
       Line of Credit Payable                                                                      89,161
       Current Portion of Debt                                                                     13,408
       Accounts Payable and Accrued Expenses                                                      294,547
       Note Payable - Shareholder                                                                 350,000
                                                                                       -------------------
            Total Current Liabilities                                                             781,631

Long-Term Portion of Debt                                                                          27,467
Due to Shareholder                                                                                105,633
                                                                                       -------------------
       Total Liabilities                                                                          914,731
                                                                                       -------------------

Shareholders' Deficiency:
       Preferred stock, $0.001 par value, 5,000,000 shares authorized;
            4,703,036 issued and outstanding                                                        4,703
       Common Stock, $0.001 par value, 50,000,000 shares authorized;
            12,197,526 shares issued, 8,487,858 shares outstanding                                  8,488
       Additional Paid In Capital                                                                 405,809
       Accumulated Deficit                                                                       (448,690)
       Cumulative Other Comprehensive Income                                                      (47,838)
                                                                                       -------------------
                                                                                                  (77,528)
       Less: Treasury Stock, 3,709,668 shares at cost                                            (350,000)
                                                                                       -------------------
            Total Shareholders' Deficiency                                                       (427,528)
                                                                                       -------------------

                                                                                     $            487,203
                                                                                       ===================





                 See Notes to Consolidated Financial Statements.

                UgoMedia Interactive Corporation and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                      --------------------------------------
                                                            2003                2002
                                                      -----------------  -------------------

Net Sales                                          $            29,607 $            132,283
Cost of Goods Sold                                               9,257               60,411
                                                      -----------------  -------------------
       Gross Profit                                             20,350               71,872
                                                      -----------------  -------------------

Operating Expenses:
       Selling, General and Administrative                     242,179              136,713
       Research and Development                                 51,543                7,020
                                                      -----------------  -------------------
            Total Operating Expenses                           293,722              143,733
                                                      -----------------  -------------------

Loss from Operations                                          (273,372)             (71,861)

       Interest and Other Income                                 1,936                2,286
       Interest and Other Expenses                              (4,540)              (7,610)
                                                      -----------------  -------------------

Net loss                                           $          (275,976)$            (77,185)
                                                      =================  ===================

Basic Net Loss Per Share                           $             (0.03)$              (0.01)
                                                      =================  ===================

Basic Weighted Average Common Shares                         8,487,858            8,487,858
                                                      =================  ===================



                 See Notes to Consolidated Financial Statements.

                UgoMedia Interactive Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                        ----------------------------------------
                                                                              2003                  2002
                                                                        -----------------    -------------------

Cash flows from operating activities:
      Net loss                                                       $          (275,976)     $         (77,185)

Adjustments to reconcile net loss to net cash
      Used in operating activities:
           Depreciation                                                            2,221                  1,319
           Common stock issued for compensation                                  320,000                      -

Changes in assets and Liabilities:
      Accounts Receivable                                                         53,583                 30,645
      Inventory                                                                   (7,652)                 3,226
      Prepaid Expenses                                                          (267,472)                     -
      Accounts Payable and Accrued Expenses                                      109,919                  6,319
                                                                        -----------------    -------------------
           Total adjustments                                                     210,600                 41,509
                                                                        -----------------    -------------------

Net cash used in operating activities                                            (65,377)               (35,677)
                                                                        -----------------    -------------------

Cash flows from investing activities
      Expenditures on property and equipment                                     (13,833)                (7,012)
                                                                        -----------------    -------------------

Cash flows from financing activities:
      Cash overdraft                                                              34,515                      -
      Due to Shareholder                                                         (51,779)                (1,858)
      Repayments of line of credit and loan payable                               (9,049)               (71,258)
      Proceeds from sale of equity of acquired subsidiary                         99,000                      -
                                                                        -----------------    -------------------
           Net cash provided by (used in)  financing activities                   72,687                (73,116)
                                                                        -----------------    -------------------

Effect of exchange rate on cash                                                  (65,967)               (55,770)
                                                                        -----------------    -------------------

Decrease in cash                                                                 (72,489)              (171,575)
Cash - beginning of period                                                        83,779                231,881
                                                                        -----------------    -------------------
Cash - end of period                                                 $            11,290 $               60,306
                                                                        =================    ===================



                 See Notes to Consolidated Financial Statements.

1.       NATURE OF BUSINESS

         UgoMedia Interactive Corporation (the "Company") was incorporated on August 22, 2000 in Nevada. The Company was engaged in Internet web design and hosting and network consulting. On October 2, 2002, the Company had a change in control, disposed of all its property and equipment and ceased operations. In March 2003 the Company resumed operations upon completion of its acquisition of a Canadian company
         (see Note 4) engaged in the manufacturing and sale of various industrial and defense security products.

2.       BASIS OF PRESENTATION AND GOING CONCERN

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and the results of consolidated operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002 have been included.

         The results of operations for the three-month periods ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $275,976 and $77,185 for the quarters ended March 31, 2003 and 2002, respectively. Additionally, the Company has working capital and stockholders' deficiencies of $319,278 and $427,528 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through equity and/or debt financings. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         - In December 2002, the Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standards, ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.

         - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

3.       EQUITY

         - In October 2002 the Company increased their authorized common shares, available to issued to 50,000,000.

         - In February 2003 the Company designated, 4,703,036 shares of Preferred Stock. Each share of the Preferred Stock shall be entitled to four votes per share. Each preferred share together with an exchangeable share (see Note 4) are convertible into four shares of common stock. The maximum number of conversions can be no greater than 4% of the shares, of the Company's common stock issued and outstanding as of the end of the previous year.

         - Prior to the Company's acquisition of Sciax Technology, Inc., ("Sciax"), a Canadian Corporation, Sciax sold 318,000 shares of Sciax's no-par value common stock for $99,000.

         - During the three months ended March 31, 2003 the Company sold 990,000 shares of its common stock at $0.10 per share. These shares have not been issued as of March 31, 2003, and have been accounted for as common stock to be issued.

4.       ACQUISITION

         On March 19, 2003, The Company completed its acquisition of Sciax. After the acquisition, the former shareholders of Sciax control approximately 77% of the Company. Although the Company is the legal acquirer in the merger, and remains the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States of America, the merger was accounted for as a reverse acquisition, whereby Sciax is considered the "acquirer" of the Company for financial reporting purposes as Sciax's shareholders controlled more than 50% of the post merger combined entity. Among other matters, this requires the Company to present in all financial statements and other public information filings, from the date of completion of the merger, prior historical financial statements and information of Sciax. It also requires a retroactive restatement of Sciax's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the merger.. Substantially all the assets and liabilities of the Company were acquired from Sciax. Expenses of the acquisition were approximately $135,000 and were charged to operations during the quarter ended March 31, 2003.

         The terms of the acquisition included:

         - The Company formed a new Canadian Company, 4137639 Canada, Inc. ("4137639 Canada"). The majority shareholder of Sciax ("Major Shareholder") surrendered his Sciax common shares to 4137639 Canada, where upon he received from Sciax 18,812,144 of their exchangeable shares ("exchangeable shares"). In addition, the Major Shareholder received 4,703,036 shares of the Company's Preferred Stock (see Note 3).

         - The remaining former shareholders of Sciax ("remaining shareholders") received 287,858 shares of the Company's common shares in exchange for their respective shares of Sciax common stock. The remaining shareholders' common shares are in proportion to the common shares to be received by the Major Shareholder.

         - In addition, the Company entered into two consulting agreements, with one officer and one principal shareholder of the Company. Each received 1,000,000 shares of the Company's common stock. The terms of the consulting agreements are for one year, commencing January 8, 2003. The common shares issued were valued at $0.16 per share. The Company has recorded a prepaid asset for the value of the shares issued, to be amortized over the life of the agreements. As of March 31, 2003 the Company has a $240,000 prepaid assets related to these consulting agreements.

         - Prior to the completion of the merger, the Company purchased a total of 3,709,668 shares of its common stock in exchange for two promissory notes payable, each for $175,000. These notes bear interest at 6% per annum, and are repayable at the first anniversary of the closing of the merger. The notes are convertible, all in part, into shares of the Company common stock at the rate of $0.20 per share. If the Company should default on these notes, the holders can convert their notes into the Company's common stock at the lower of $0.20 per share, or the average trading price of the Company for 20 days immediately prior to the holders converting their notes.

5.       SUBSEQUENT EVENT

         Subsequent to March 31, 2003, the Company commenced a subscription for the sale of its common stock at $0.10 per share. As of June 19, 2003, the Company had sold 5,578,270 common shares to be issued, and had raised $557,827.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements for the financial year ended December 31, 2002, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

On March 19, 2003,all the deliveries necessary to conclude the transaction between us, Sciax Technology, Inc., a Canadian corporation ("Sciax") and 4137639 Canada, Inc.("Sub"), a Canadian corporation wholly-owned by us were completed. The transaction originally closed in escrow on February 28,2003 pending the delivery of final executed documents. The result of the closing of this transaction was that we acquired all the outstanding stock of Sciax which is now a wholly-owned subsidiary of ours. We had previously reported, in a Current Report on Form 8-K, dated January 8, 2003, entering into an agreement ("Agreement") with such parties and outlined in such Current Report the principal terms of the Agreement. The closing was substantially on the terms previously disclosed except as specifically set forth below:

A. The number of our shares received by each former shareholder of Sciax for each such share of Sciax was changed to 0.90521327.

B. Kenneth Smart (founder and the principal shareholder of Sciax) received 18,812,142 Exchangeable Shares of Sub and 4,703,036 of our Preferred Shares in lieu of his entitlement under A. above.

C. The terms of the promissory notes ("Notes") issued to Aldo Rotondi and Stephen Brock were changed to provide as follows: The Notes shall be repaid on February 28, 2004, subject to prepayment in whole or in part at any time without premium or penalty. The Notes are secured by the guarantee of Sciax. Holders of the Notes shall have the option, at any time prior to the due date, so long as there is no default, to convert all unpaid principal and accrued interest into common shares of stock of UgoMedia ("UgoMedia Common Stock") at the rate of US$0.20 per share. This option may be exercised in whole or in part at any time prior to repayment of the Notes. If there is a default in the Notes, then holders of the Notes shall have the option, at any time the Notes are in default, to convert all unpaid principal and accrued interest into shares of stock of UgoMedia at the lower of (i) US$0.20 per share; and (ii) the average trading price of the UgoMedia Common Stock for the twenty (20) day period immediately prior to the date of receipt of the option exercise notice from the holders. Further, to the extent any shares are acquired under this option, the owners of these shares, if the option is exercised collectively, shall have a one time right to require that UgoMedia register the shares for resale within 90 days of such request on a registration statement filed with the Securities and Exchange Commission ("SEC"), such registration statement to be kept effective until all such shares are resold, all at UgoMedia's expense.

D. We entered into an Option Agreement with Kenneth Smart under which Mr. Smart may be entitled to a return of all of Sciax's intellectual property under certain circumstances.

E. The number of shares returned at the completion of the transaction by Aldo Rotondi was changed to 2,267,343 and the number of shares returned by Stephen Brock was changed to 1,442,325. Accordingly, the number of our common shares outstanding at the completion of the transaction was changed to 6,200,000.

F. The terms of the Exchangeable Shares were changed to add that the maximum number of shares that may be sold (not sought to be exchanged) each year was set at 4% of our issued and outstanding shares as of the preceding year end.

Sciax, which had been privately held since 1996, is in the business of developing, marketing and selling certain security-related scopes and remote visual inspection systems. Its primary product, SeCam, is a durable, modular, video-based distance viewing system which enables users to obtain and manipulate high resolution images of items at significant distances - thus enabling, for example, law enforcement officers to view the interior of a dwelling prior to making an arrest or border officials to detect the presence of contraband without a dangerous initial physical inspection. Sciax's primary customers have been law enforcement and other governmental agencies.

The financials statements included herein reflect the operations of Sciax for "Stub 2003", as defined herein.

RESULTS OF OPERATIONS

As mentioned above, we completed the acquisition of Sciax in March 2003. This acquisition has been accounted for as a reverse merger in which Sciax is the acquirer for accounting purposes and UgoMedia Interactive Corp. is the acquired entity. The former shareholders of Sciax currently control approximately 77% of the Company's equity. Accordingly, the following results of operations are those of the consolidated company, inclusive of Sciax for the entirety of all periods presented.

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenues

Net sales for the three months ended March 31, 2003 ("Stub 2003") decreased to $29,607 from $132,283 for the three months ended March 31, 2002 ("Stub 2002"). Sales were below normal for stub 2003 versus stub 2002 as management's focus was on reorganizing the company following the Sciax acquisition and on recruiting sales personnel.

We expect sales of our security products to continue to increase in the near future as a result of growing industry awareness of our products and the growing climate for security products following the events of September 11, 2001 and the recent military actions in Afghanistan and Iraq. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since our products will continue to face competition from other systems manufactured by our competitors. While we will continue in our efforts to aggressively pursue opportunities to market and sell our products, we anticipate that we will continue to face significant competition in this segment from other manufacturers. Historically, the gross margins on Sciax's product sales have on average exceeded 50%.

Expenses

Selling general and administrative expenses increased to $242,179 for Stub 2003 from $136,713 for Stub 2002 primarily due to increased expenses resulting from or related to the acquisition of Sciax. It is not anticipated that these expenses will be recurring. Research and development expenses increased to $51,543 for Stub 2003 from $7,020 for Stub 2002, also as a result of the change in corporate focus.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception, and our current liabilities exceed our current assets. We have an accumulated deficit of $448,690. Our net loss for Stub 2003 was $275,976 compared to $77,185 for Stub 2002. As of March 31, 2003, we had a stockholders' deficiency of $427,528 and we had a working capital deficiency of $319,278.

Our cash position at March 31, 2003 was $11,290 as compared to $83,779 at December 31, 2002. This decrease was primarily due to the net loss from our operating activities described above.

We are currently conducting a private placement of our securities and, at June 13, 2003, we have accepted subscriptions totaling $557,827. The private placement consisted of sales of shares of our common stock at a price of $0.10 each. The net proceeds realized by us from these transactions are anticipated to be used primarily for working capital.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future. Our management projects that we will require an additional $500,000 to $1,500,000 to fund our ongoing operating expenses and working capital requirements for the next six months,

Our working capital requirements are affected by our inventory requirements. Our inventory needs will be dictated in part by market acceptance of our new products, which is extremely difficult to predict . Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

There is doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, most significantly, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

APPLICATION OF ACCOUNTING  POLICIES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is important to an understanding of our financials.

Going Concern

Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Revenue Recognition

We recognize revenue when goods are shipped, title passes, there is persuasive evidence of a sales arrangement, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Customer acceptance is determined by reference to contractually defined performance criteria or by notification from the customer that the goods perform as required, as appropriate in the circumstances.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers, affiliates, or shareholder are an adverse party or has a material interest adverse to us.

Sciax is a defendant in a suit instituted in the Ontario Superior Court of Justice on November 1, 2002 by Baitella AG, a Swiss corporation, seeking the Canadian dollar equivalent of 150,975 Swiss francs (approximately $111,000 US$ at March 31, 2003). Sciax has, in turn, cross-claimed against Linvatec Corporation for indemnification on any prospective liability to Baitella AG. The claim is in the initial stages of litigation, but Sciax does not expect any materially adverse outcome in this suit.

ITEM 2. CHANGES IN SECURITIES

The following changes in our securities occurred during the three months ended March 31, 2003:

     o Significant changes to our securities were made in connection with our acquisition of Sciax. See "Management's Discussion and Analysis - Overview" above.

     o As of June 13, 2003, we had accepted subscriptions for an aggregate of 5,578,270 shares at a price of $0.10 per share in a transaction exempt from registration under the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. OTHER INFORMATION

Effective April 9, 2003 Aldo Rotondi resigned as a director of the Company.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibit:

99.1 Certification of Nitin Amersey pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     B.   Reports on Form 8-K - three months ended March 31, 2003

          Current Report on Form 8-K dated as of January 2, 2003

          Current Report on Form 8-K dated as of January 8, 2003

          Current Report on Form 8-K dated as of February 28, 2003


                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. UGOMEDIA INTERACTIVE CORP.

/s/ Nitin M. Amersey
--------------------
Nitin M. Amersey
Chairman

(On behalf of the Registrant and as both Principal Executive Officer and Principal Financial Officer)

Date: June 19, 2003

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nitin M. Amersey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UgoMedia Interactive Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Nitin M. Amersey
-------------------------
Nitin M. Amersey
Chairman
(Principal Executive Officer and Principal Financial Officer)