Form 10QSB/A
period 2003-03-13
UGOMEDIA INTERACTIVE CORP
filed 2003-06-20
CIK 1138188

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

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

                           UGOMEDIA INTERACTIVE CORP.

                                      INDEX

                                                                          Page #
                                                                          ------
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - MARCH 31, 2003
             (UNAUDITED)                                                    1

             CONSOLIDATED STATEMENTS OF OPERATIONS.
             (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2003 AND
             MARCH 31, 2002.                                                2

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002.          3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)       4 - 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         7 - 11

ITEM 3. CONTROLS AND PROCEDURES                                            11

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS                                                  11

ITEM 2. CHANGES IN SECURITIES                                            11 - 12

ITEM 3. DEFAULT UPON SENIOR SECURITIES                                     12

ITEM 4. OTHER INFORMATION                                                  12

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   12

SIGNATURES                                                                 12

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
                                                                                       ===================


                 See Notes to Consolidated Financial Statements.

                UgoMedia Interactive Corporation and Subsidiaries
                      Consolidated Statements of Operations
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
                                                      =================  ===================



                 See Notes to Consolidated Financial Statements.

                UgoMedia Interactive Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                        ----------------------------------------
                                                                              2003                  2002
                                                                        -----------------    -------------------

Cash flows from operating activities:
      Net loss                                                       $          (275,976)     $         (77,185)

Adjustments to reconcile net loss to net cash
      Used in operating activities:
           Depreciation                                                            2,221                  1,319
           Amortization of Prepaid Expense for Common stock
             issued for compensation                                              80,000                      -

Changes in assets and Liabilities:
      Accounts Receivable                                                         53,583                 30,645
      Inventory                                                                   (7,652)                 3,226
      Prepaid Expenses                                                           (27,472)                     -
      Accounts Payable and Accrued Expenses                                      109,920                  6,319
                                                                        -----------------    -------------------
           Total adjustments                                                     210,600                 41,509
                                                                        -----------------    -------------------

Net cash used in operating activities                                            (65,377)               (35,677)
                                                                        -----------------    -------------------

Cash flows from investing activities
      Expenditures on property and equipment                                     (13,833)                (7,012)
                                                                        -----------------    -------------------

Cash flows from financing activities:
      Cash overdraft                                                              34,515                      -
      Due to Shareholder                                                         (51,779)                (1,858)
      Repayments of line of credit and loan payable                               (9,049)               (71,258)
      Proceeds from sale of equity of acquired subsidiary                         99,000                      -
                                                                        -----------------    -------------------
           Net cash provided by (used in)  financing activities                   72,687                (73,116)
                                                                        -----------------    -------------------

Effect of exchange rate on cash                                                  (65,967)               (55,770)
                                                                        -----------------    -------------------

Decrease in cash                                                                 (72,489)              (171,575)
Cash - beginning of period                                                        83,779                231,881
                                                                        -----------------    -------------------
Cash - end of period                                                 $            11,290 $               60,306
                                                                        =================    ===================

                 See Notes to Consolidated Financial Statements.

                        UGOMEDIA INTERACTIVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         - In February 2003 the Company designated, 4,703,036 shares of Preferred Stock. Each share of the Preferred Stock shall be entitled to four votes per share. Each preferred share together with four exchangeable shares (see Note 4) are convertible into four shares of common stock. The maximum number of conversions can be no greater than 4% of the shares, of the Company's common stock issued and outstanding as of the end of the previous year.

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

5.       SUBSEQUENT EVENT

         Subsequent to March 31, 2003 through June 19, 2003, the Company has sold 5,578,270 common shares at $0.10 per share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Date: June 20, 2003

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

Date: June 20, 2003

/s/ Nitin M. Amersey
-------------------------
Nitin M. Amersey
Chairman
(Principal Executive Officer and Principal Financial Officer)