Form 10QSB
period 2003-04-30
UGOMEDIA INTERACTIVE CORP
filed 2003-08-25
CIK 1138188

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[ ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

[X] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from August 1, 2002 to April 30, 2003


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

                      300 Center Street, Bay City, MI 48708
                    (Address of Principal Executive Offices)

                                  (877) 99SCIAX
                (Issuer's Telephone Number, Including Area Code)

                       1020 N. Johnson, Bay City, MI 48708

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes       No   X
                                                                -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 21, 2003, the Company had 26,855,627 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):    Yes   No X
                                                                           ----

                           UGOMEDIA INTERACTIVE CORP.
                                      INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                    CONSOLIDATED BALANCE SHEET -
                                    APRIL 30, 2003 (UNAUDITED)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED) - THREE MONTHS AND NINE MONTHS
                                    ENDED APRIL 30, 2003 AND APRIL 30, 2002.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED) - NINE MONTHS ENDED APRIL 30,
                                    2003 AND APRIL 30, 2002.

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

ITEM 1. FINANCIAL STATEMENTS

                     UgoMedia Interactive Corporation and Subsidiaries
                                Consolidated Balance Sheet
                                      April 30, 2003
                                        (Unaudited)


  ASSETS

Current Assets:
       Accounts Receivable                                               $    46,326
       Inventory                                                              18,894
       Prepaid Expenses                                                      231,004
                                                                         -----------
            Total Current Assets                                             296,224

Property and Equipment, net                                                   22,137
                                                                         -----------

                                                                         $   318,361
                                                                         ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
       Cash Overdraft                                                    $     5,706
       Line of Credit Payable                                                122,078
       Current Portion of Debt                                                12,540
       Accounts Payable and Accrued Expenses                                 344,557
       Notes Payable - Shareholders and Former Officers                      350,000
                                                                         -----------
            Total Current Liabilities                                        834,881

Long-Term Portion of Debt                                                     23,247
Due to Shareholders                                                          159,176
                                                                         -----------
       Total Liabilities                                                   1,017,304
                                                                         -----------

Shareholders' Deficiency:
       Preferred stock, $0.001 par value, 5,000,000 shares authorized;
            4,703,036 issued and outstanding                                   4,703
       Common Stock, $0.001 par value, 50,000,000 shares authorized;
            12,818,166 shares issued, 9,108,498 shares outstanding             9,109
       Additional Paid In Capital                                            461,252
       Accumulated Deficit                                                  (764,923)
       Cumulative Other Comprehensive Loss                                   (59,084)
                                                                         -----------
                                                                            (348,943)
       Less: Treasury Stock, 3,709,668 shares at cost                       (350,000)
                                                                         -----------
            Total Shareholders' Deficiency                                  (698,943)
                                                                         -----------

                                                                         $   318,361
                                                                         ===========



                      See Notes to Consolidated Financial Statements.

                UgoMedia Interactive Corporation and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                Nine Months Ended April 30,  Three Months Ended April 30,
                                               ---------------------------   ----------------------------
                                                  2003           2002            2003           2002
                                               ------------   ------------   -------------  -------------

Net Sales                                   $      243,263 $      308,772 $         5,920 $       28,150
Cost of Goods Sold                                  99,402        187,032          30,262         37,765
                                               ------------   ------------   -------------  -------------
    Gross Profit                                   143,861        121,740         (24,342)        (9,615)
                                               ------------   ------------   -------------  -------------

Operating Expenses:
    Selling, General and Administrative            724,338        228,166         398,820         98,502
    Research and Development                        23,494         75,222          11,292         15,402
                                               ------------   ------------   -------------  -------------
      Total Operating Expenses                     747,832        303,388         410,113        113,904
                                               ------------   ------------   -------------  -------------

Loss from Operations                              (603,971)      (181,648)       (434,454)      (123,519)

    Interest and Other Income                       32,990         20,574             645          1,174
    Interest and Other Expenses                    (16,565)       (22,174)         (7,284)        (6,969)
    Gain on Sale of Product                              -        250,456               -              -
                                               ------------   ------------   -------------  -------------

Net (Loss) Income                           $     (587,546)$       67,208 $      (441,093)$     (129,314)
                                               ============   ============   =============  =============

Basic Net (Loss) Income Per Common Share    $        (0.07)$         0.01 $         (0.05)$        (0.02)
                                               ============   ============   =============  =============

Basic Weighted Average Common Shares             8,510,592      8,487,858       8,557,593      8,487,858
                                               ============   ============   =============  =============



                 See Notes to Consolidated Financial Statements.
                                        2

            UgoMedia Interactive Corporation and Subsidiaries
                   Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                  Nine Months Ended April 30,
                                                                              ------------------------------------
                                                                                   2003                2002
                                                                              ----------------    ----------------

Cash flows from operating activities:
     Net (loss) income                                                        $      (587,546)    $        67,208
Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
        Depreciation                                                                    7,123               2,722
        Gain on Sale of Product                                                             -            (250,456)
        Amortization of prepaid expense for
            consulting services                                                       106,667                   -
Changes in assets and Liabilities:
     Accounts receivable                                                              (14,047)              4,421
     Inventory                                                                         (6,259)              4,638
     Prepaid expenses                                                                 (14,783)                 65
     Investment tax credit                                                             49,135                   -
     Accounts payable and accrued expenses                                            255,520              30,905
                                                                              ----------------    ----------------
            Net cash (used in) provided by operating activities                      (204,190)           (140,496)
                                                                              ----------------    ----------------

Cash flows from investing activities:
     Expenditures on property and equipment                                           (12,854)             (5,447)
     Prceeds From Sale of Product                                                           -             250,456
                                                                              ----------------    ----------------
        Net cash (used in) provided by investing activities                           (12,854)            245,009

Cash flows from financing activities:
     Cash overdraft                                                                     5,706                   -
     Due to Shareholder                                                                37,572              (9,286)
     Net proceed (repayments) of line of credit and loan payable                       33,309             (19,757)
     Proceeds from sale of equity of acquired subsidiary                               99,000                   -
     Proceeds from sale of common stock                                                56,064                   -
                                                                              ----------------    ----------------
        Net cash provided by (used in)  financing activities                          231,651             (29,043)
                                                                              ----------------    ----------------

Effect of exchange rate on cash                                                       (67,934)              6,995
                                                                              ----------------    ----------------

(Decrease) increase in cash                                                           (53,327)             82,464
Cash - beginning of period                                                             53,327              11,455
                                                                              ----------------    ----------------
Cash - end of period                                                          $             -     $        93,919
                                                                              ================    ================


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                              $        14,115     $        22,174
                                                                              ================    ================
     Non-cash financing and investing activities:
        Notes payable issued in exchange for common stock                     $       350,000     $             -
                                                                              ================    ================
        Common stock issued for prepaid employment contracts                  $       320,000     $             -
                                                                              ================    ================



             See Notes to Consolidated Financial Statements.
                                        3

                        UGOMEDIA INTERACTIVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       NATURE OF BUSINESS

         UgoMedia Interactive Corporation (the "Company") was incorporated on August 22, 2000 in Nevada. The Company was engaged in Internet web design and hosting and network consulting. On October 2, 2002, the Company had a change in control, disposed of all its property and equipment and ceased operations. In March 2003 the Company resumed operations upon completion of its acquisition of a Canadian company
         (see Note 4) engaged in the manufacturing and sale of various industrial and defense security products. In August 2003, the Company changed its fiscal year to July 31, the fiscal year of the acquired Canadian subsidiary, commencing August 1, 2002 (see Note 4). Accordingly, the accompanying financial statements reflect operations for the nine and three months ended April 30, 2003 and 2002.


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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of April 30, 2003 and the results of consolidated operations and cash flows for the nine and three month periods ended April 30, 2003 and April 30, 2002 have been included.

         The results of operations for the nine-month periods ended April 30, 2003, are not necessarily indicative of the results to be expected for the full year ended July 31, 2003.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $603,971 and $181,648 for the nine months ended April 30, 2003 and 2002, respectively. Additionally, the Company has working capital and stockholders' deficiencies of $538,657 and $698,943 at April 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through equity and/or debt financings. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       RECENT ACCOUNTING PRONOUNCEMENTS



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


4.       EQUITY


         - In October 2002 the Company increased the number of authorized common shares to 50,000,000.

         - In February 2003 the Company designated 4,703,036 shares of Preferred Stock. Each share of the Preferred Stock shall be entitled to four votes per share. Each preferred share, together with four exchangeable shares (see Note 4) are convertible into four shares of common stock. The maximum number of conversions can be no greater than 4% of the shares, of the Company's common stock issued and outstanding as of the end of the previous year.

         - Prior to the Company's acquisition of Sciax Technology, Inc., ("Sciax"), a Canadian Corporation, Sciax sold 318,000 shares of Sciax's no-par value common stock for $99,000 to employees of Sciax.

         - In April 2003 the Company sold 620,640 shares of their common stock at $0.10 per share, and incurred expenses of $6,000 on these shares.

5.       ACQUISITION


         On March 19, 2003, The Company completed its acquisition of Sciax. After the acquisition, the former shareholders of Sciax controlled approximately 77% of the Company. Although the Company is the legal acquirer in the merger, and remains the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States of America, the merger was accounted for as a reverse acquisition, whereby Sciax is considered the "acquirer" of the Company for financial reporting purposes as Sciax's shareholders then controlled more than 50% of the post merger combined entity. Among other matters, this requires the Company to present in all financial statements and other public information filings from the date of completion of the merger prior historical financial statements and information of Sciax. It also requires a retroactive restatement of Sciax's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the merger. Substantially all the assets and liabilities of the Company were acquired from Sciax. Expenses of the acquisition were approximately $135,000 and were charged to operations during the quarter ended April 30, 2003.

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

         - In addition, the Company entered into two consulting agreements, with one officer and one then principal shareholder of the Company. Each received 1,000,000 shares of the Company's common stock. The terms of the consulting agreements are for one year, commencing January 8, 2003. The common shares issued were valued at $0.16 per share. The Company has recorded a prepaid asset for the value of the
                  shares   issued,   to  be  amortized  over  the  life  of  the
                  agreements. As of April 30, 2003, the Company has approximately $213,000 of a prepaid asset related to these consulting agreements. During the nine months ended April 30, 2003, the Company amortized approximately $107,000 of these prepaid consulting agreements.

         - Prior to the completion of the merger, the Company purchased a total of 3,709,668 shares of its common stock in exchange for two promissory notes payable, each for $175,000. These notes bear interest at 6% per annum, and are repayable at the first anniversary of the closing of the merger. The notes are convertible, all or in part, into shares of the Company common stock at the rate of $0.20 per share. If the Company should default on these notes, the holders can convert their notes into the Company's common stock at the lower of $0.20 per share, or the average trading price of the Company for 20 days immediately prior to the holders converting their notes.

6.       SUBSEQUENT EVENT


         Subsequent to April 30, 2003, and prior to August 14, 2003, the Company sold 6,732,158 shares of common stock at $0.10 per share, and issued 78,945 shares of common stock as fees on certain of these sales.

         Subsequent to April 30, 2003, and prior to August 14, 2003, the Company issued 9,838,305 shares of common stock for services provided to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OVERVIEW


The following discussion of our financial condition, changes in financial condition and results of operations for the three months and nine months ended April 30, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements for the financial year ended December 31, 2002, our recently filed form 8-K/A, and the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

On March 19, 2003, all the deliveries necessary to conclude the transaction between us, Sciax Technology, Inc., a Canadian corporation ("Sciax") and 4137639 Canada, Inc.("Sub"), a Canadian corporation wholly-owned by us were completed. The transaction originally closed in escrow on February 28,2003 pending the delivery of final executed documents. The result of the closing of this transaction was that we acquired all the outstanding stock of Sciax which is now a wholly-owned subsidiary of ours. We had previously reported, in a Current Report on Form 8-K, dated January 8, 2003, entering into an agreement ("Agreement") with such parties and outlined in such Current Report the principal terms of the Agreement. The closing was substantially on the terms previously disclosed except as specifically set forth below:

A. The number of our shares received by each former shareholder of Sciax for each such share of Sciax was changed to 0.90521327.

B. Kenneth Smart (founder and the principal shareholder of Sciax) received 18,812,144 Exchangeable Shares of Sub and 4,703,036 of our Preferred Shares in lieu of his entitlement under A. above.

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

THREE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002

REVENUES

Net sales for the three months ended April 30, 2003 decreased to $5,920 from $28,150 for the three months ended April 30, 2002. This decrease in revenue reflects the change in our focus and operations from a company in the web design and hosting industry (during the three months ended April 30, 2002) to one in the security products business (during the three months ended April 30, 2003). Sales were below normal for this period as management's focus was on reorganizing the company following the Sciax acquisition and on recruiting sales personnel.

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

EXPENSES

Operating expenses increased to $398,820 for the three months ended April 30, 2003 from $98,502 for the three months ended April 30, 2002 primarily due to increased expenses resulting from or related to the acquisition of Sciax. It is not anticipated that these expenses will be recurring. Research and development expenses decreased to $11,292 for the three months ended April 30, 2003 from $15,402 for the three months ended April 30, 2002, also as a result of the change in corporate focus.

NINE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002

REVENUES

Net sales for the nine months ended April 30, 2003 decreased to $243,263 from $308,772 for the nine months ended April 30, 2002. This decrease in revenue reflects the change in our focus and operations from a company in the web design and hosting industry (during the nine months ended April 30, 2002) to one in the security products business (during the nine months ended April 30, 2003). Sales were below normal for this period as management's focus was on reorganizing the company following the Sciax acquisition and on recruiting sales personnel. We expect sales of our security products to continue to increase in the near future as outlined above.

EXPENSES

Operating expenses increased significantly to $724,338 for the nine months ended April 30, 2003 from $228,166 for the nine months ended April 30, 2002 primarily due to increased expenses resulting from or related to the acquisition of Sciax and payments made to professionals, consultants and others. It is anticipated that many of these expenses will not be recurring.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception, and our current liabilities exceed our current assets. Our net loss for the nine months ended April 30, 2003 was $587,546 compared to a gain of $67,208 for the same period in 2002. As of April 30, 2003, our stockholders' deficiency was $698,943 and we had a working capital deficiency of $538,657.
Our cash position at April 30, 2003 was $0 as compared to $83,779 at December 31, 2002. This decrease was primarily due to the net loss from our operating activities described above. We recently conducted a private placement of our securities from which we received net proceeds of approximately $670,000. The private placement consisted of sales of shares of our common stock at a price of $0.10 each. The net proceeds realized by us from this transaction are anticipated to be used primarily for working capital.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future. Our management projects that we will require an additional $1,000,000 to $1,500,000 to fund our ongoing operating expenses and working capital requirements for the next six months,

Our working capital requirements are affected by our inventory requirements. Our inventory needs will be dictated in part by market acceptance of our new products, which is extremely difficult to predict. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

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

Sciax is a defendant in a suit instituted in the Ontario Superior Court of Justice on November 1, 2002 by Baitella AG, a Swiss corporation, seeking the Canadian dollar equivalent of 150,975 Swiss francs (approximately $111,000). US. Sciax has, in turn, cross-claimed against Linvatec Corporation for indemnification on any prospective liability to Baitella AG. The claim is in the initial stages of litigation, but Sciax does not expect any materially adverse outcome in this suit.

ITEM 2. CHANGES IN SECURITIES

The following changes in our securities occurred during the nine months ended April 30, 2003 (and thereafter):

o Significant changes to our securities were made in connection with our acquisition of Sciax. See "Management's Discussion and Analysis - Overview" above.

o As of August 14, 2003, we had sold an aggregate of 6,732,158 shares at a price of $0.10 per share in a transaction exempt from registration under the Securities Act of 1933. In addition, we issued an aggregate of 9,838,305 shares for services rendered to us by various consultants for legal, public relations, crisis management and other services. None of such consultants is an "affiliate" of ours.

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

5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBIT:

     99.1 Certification of Nitin Amersey pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     B.   REPORTS ON FORM 8-K - THREE MONTHS ENDED APRIL 30, 2003

          Current Report on Form 8-K dated as of February 28, 2003

          Current Report on Form 8-K dated as of March 28, 2003

                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGOMEDIA INTERACTIVE CORP.

/s/ Nitin M. Amersey
--------------------------------
Nitin M. Amersey
Chairman
(On behalf of the Registrant and as both Principal Executive Officer and Principal Financial Officer)

Date: August  22,  2003

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

Date: August 22, 2003

/S/ Nitin M. Amersey
---------------------------------
Nitin M. Amersey
Chairman
(Principal Executive Officer and Principal Financial Officer)